Form 10QSB
period 1997-04-30
HEALTHCARE CAPITAL CORP
filed 1997-07-28
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarterly Period Ended April 30, 1997

                         Commission File Number 0-22367


                            HealthCare Capital Corp.
        (Exact name of small business issuer as specified in its charter)


             Alberta, Canada                         Not Applicable
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


         111 S.W. Fifth Avenue, Suite 2390, Portland, Oregon 97204-3699
                    (Address of principal executive offices)


         Issuer's telephone number, including area code:  503-225-9152


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days. Yes     .  No  X   .

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,144,888 shares of Common Stock, without par or nominal value, outstanding as of July 21, 1997.

         Transitional Small Business Disclosure Format.  Yes      .  No  X   .

         FORWARD-LOOKING STATEMENTS

                  Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care clinics, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care clinics on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care clinics, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            HEALTHCARE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1997
                                   (Unaudited)

                           ASSETS
Current Assets:
     Cash                                       $    2,164,171
     Accounts receivable, net of allowance
       for doubtful accounts and contractual
       write downs of $394,137
                                                     1,843,412
     Inventory                                         469,489
     Prepaid expenses                                  247,387

                                                     4,724,459


Capital Assets                                       1,906,024
Names, Files, Reputations and
     Covenants Not to Compete                        8,794,293
Trademarks                                               6,639
Deferred Acquisition Costs                             155,804
                                                ---------------

                                                   $15,587,219
                                                ===============


                           LIABILITIES
Current Liabilities:
     Bank loans                                 $      206,868
     Accounts payable and accrued                    2,338,768
       liabilities
     Current portion of long term debt                 229,053
                                                ---------------

                                                     2,774,689

Long Term Debt                                         886,734
Convertible Notes Payable                            2,725,268
                                                ---------------

                                                     6,386,691
                                                ---------------


             SHAREHOLDERS' EQUITY

Share Capital                                       10,900,869
Treasury Stock                                         (22,044)
Deficit                                             (1,653,830)
Cumulative Translation Adjustment                      (24,467)
                                                ---------------

                                                     9,200,528
                                                ---------------

                                                $   15,587,219
                                                ===============

                       See accompanying notes to the financial statements.

                            HEALTHCARE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months                    Nine Months
                                                         Ended April 30,                 Ended April 30,
                                                  ---------------------------------------------------------------
                                                           1997           1996           1997            1996
                                                  ---------------------------------------------------------------

Product revenue                                         $3,725,560      $555,906    $  7,437,346      $1,572,980
Product cost of sales                                    1,613,679       230,069       3,160,305         704,639
                                                  ---------------------------------------------------------------

Product gross profit                                     2,111,881       325,837       4,277,041         868,341
Service revenue                                            629,004         6,386       1,118,590          23,715
                                                  ---------------------------------------------------------------

                                                         2,740,885       332,223       5,395,631         892,056
                                                  ---------------------------------------------------------------


Expenses:
     Clinic expenses                                     1,740,926       390,151       3,985,097         881,721
     General and administrative expenses                 1,109,207       100,763       2,221,338         249,914
     Depreciation and amortization                         192,726        39,765         462,130          80,166
                                                  ---------------------------------------------------------------

Total expenses                                           3,042,859       530,679       6,668,565       1,211,801
                                                  ---------------------------------------------------------------

Loss from operations                                      (301,974)     (198,456)     (1,272,934)       (319,745)

Other income (expense):
     Interest income                                                       4,599          54,291           4,599
     Interest expense                                       (2,383)                      (22,132)
     Foreign exchange loss                                  14,395                         3,442
                                                  ---------------------------------------------------------------

Net loss                                            $     (289,962)    $(193,857)   $ (1,237,333)    $  (315,146)
                                                  ===============================================================


Weighted average outstanding shares                     25,933,112    16,885,028      22,654,350      13,908,692
                                                  ===============================================================

Net loss per share                                          ($0.01)       ($0.01)         ($0.05)         ($0.02)
                                                  ===============================================================


                                      See  accompanying  notes to the  financial statements.

                            HEALTHCARE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months              Nine Months
                                                    Ended April 30,           Ended April 30,
                                                ----------------------------------------------------
                                                     1997         1996         1997         1996
                                                ----------------------------------------------------

Cash (Bank Indebtedness) Provided By (Used For)
Operating Activities:
     Net loss for the period                     $ (289,962)  $ (193,857) $(1,237,333)   $ (315,146)
     Item not involving cash:
       Depreciation and amortization                192,726       39,765      462,130        80,166
                                                ----------------------------------------------------


                                                    (97,236)    (154,092)    (775,203)     (234,980)
                                                ----------------------------------------------------

Changes in non-cash working capital
     Accounts receivable                            (24,081)     (50,716)  (1,440,576)      (40,367)
     Inventory                                     (152,458)     (41,617)    (325,892)      (29,546)
     Prepaid expenses                               (85,106)      (7,833)    (206,391)      (19,312)
     Income taxes recoverable (payable)               8,790         (154)       8,724        14,033
     Accounts payable and accrued liabilities       570,765      117,195    1,876,207        85,327
                                                ----------------------------------------------------

                                                    317,910       16,875      (87,928)       10,135
                                                ----------------------------------------------------

                                                    220,674     (137,217)    (863,131)     (224,845)
                                                ----------------------------------------------------

Investing Activities:
     Purchase of capital assets                    (489,758)    (204,356)  (1,543,897)     (264,764)
     Purchase of names, patient files, reputations
       and covenants not to compete, net         (1,426,231)       5,394   (7,951,109)     (111,195)
     Trademarks                                      13,913           --       (1,255)           --
                                                ----------------------------------------------------

                                                 (1,902,076)    (198,962)  (9,496,261)     (375,959)
                                                ----------------------------------------------------

Financing Activities:
     Net proceeds (repayments) of long term debt    258,491       (5,368)     930,367        12,286
     Advances from (repayments to) shareholders     (56,445)      34,633                   (196,623)
     Issuance (redemption) of convertible notes      (4,705)    (190,533    2,596,275      (151,158)
     Shares issued for acquisitions and for cash,
       net of costs                                 310,737    1,224,624    8,839,643     1,647,422
     Cumulative translation adjustment              (99,968)      (2,670)     (27,616)        1,671
                                                ----------------------------------------------------
                                                    408,110    1,060,686   12,338,669     1,313,598
                                                ----------------------------------------------------

Increase (Decrease) In Cash                      (1,273,292)     724,507    1,979,277       712,794

Cash (Bank Indebtedness), beginning of period     3,230,595     (101,574)     (21,974)      (89,861)
                                                ----------------------------------------------------

Cash, end of period                              $1,957,303    $ 622,933    1,957,303     $ 622,933
                                                ====================================================

Cash (Bank Indebtedness) consists of
     Cash                                        $2,164,171    $ 725,768  $ 2,164,171     $ 725,768
     Bank loan                                     (206,868)    (102,835)    (206,868)     (102,835)
                                                ----------------------------------------------------

                                                 $1,957,303      622,933    1,957,303       622,933
                                                ====================================================


                                              See accompanying notes to the financial statements.

                            HealthCare Capital Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Significant Accounting Policies

    a) Inventory

       Inventory is recorded at the lower of cost or net realizable value.

    b) Capital Assets

       Capital assets are recorded at cost and are amortized in the following manner:

            Audiology equipment                   20%   Declining balance
            Office equipment                      20%   Declining balance
            Computer equipment                    30%   Declining balance
            Leasehold improvements                Straight line over five years
            Computer software                     30%   Declining balance

       In the year of acquisition, amortization is calculated at one-half of the above-noted rates.

    c) Names, Patient Files, Reputations and Covenants Not To Compete

       The amounts paid for the names, patient files and reputations acquired are equivalent to the purchase price including capitalized acquisition costs, less the fair value of identifiable net assets acquired, as determined by management. These costs are amortized over 20 years using the straight line method.

       Covenants not to compete represent amounts paid under non-competition agreements with the sellers. Where the sellers enter into employment contracts with the Company as key management personnel, the covenants not to compete are effective when employment of the key management personnel ceases. At the time employment ceases these costs are amortized using the straight line method over the non-compete period. In all other circumstances the costs are amortized over the term of the non-compete agreement.

    d) Trademarks

       Trademarks are amortized over 40 years using the straight line method.

    e) Deferred Acquisition Costs

       Costs related to the acquisition of clinics are deferred and, upon successful completion of acquisitions, are allocated to the assets acquired and are subject to the accounting policies outlined above.

    f) Deferred Financing Costs

       Costs related to issuing shares are deferred. Upon the issuance of the related shares, the deferred costs are applied to reduce the net proceeds of the issue.

    g) Interim Financial Statements

       The interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

    h) Income Taxes

       Income taxes are accounted for by the asset/liability approach in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes). Deferred tax assets and liabilities are established for the temporary differences between the financial reporting amounts and the tax amounts of the Company's assets and liabilities and changes to tax rates when those tax rates are enacted.

    i) Earnings Per Share

       Earnings per share is based on the weighted average number of common shares outstanding in each period. Common shares issued upon exercise of special warrants are included in the weighted average number of shares outstanding during the period of computation. Common share equivalents represented by convertible debt, options, and contingent shares held in escrow have not been included in the calculation of earnings per share as the effect would be anti-dilutive.

    j) Fair Value of Financial Instruments

       The carrying value of financial instruments such as cash, accounts receivable, notes payable and accounts payable, approximate their fair value.

2.  Business Acquisitions

The Company has accounted for acquisitions using the purchase method. Certain acquisitions have been structured using the Company's common stock or debt convertible into the Company's common stock as a portion of the consideration in the transaction. The valuation of the Company's common stock given in consideration is based on the market price for a reasonable period before and after the date the terms of an acquisition are agreed to, announced and approved by The Alberta Stock Exchange.

    a) Santa Maria Hearing Associates

       On August 1, 1996, HealthCare Hearing Clinics, Inc. acquired for cash certain assets of Santa Maria Hearing Associates at a cost of $75,000 plus acquisition costs of $11,576. The seller entered into a three year covenant not to compete with HealthCare Hearing Clinics, Inc. for consideration of $25,000 which was paid on January 5, 1997.


       Net assets acquired consist of:

          Non cash working capital                       $      5,000
          Capital assets                                        3,000
                                                         ------------

                                                                8,000
          Names, patient files and reputations                 52,412
          Covenant not to compete                              25,000
                                                         ------------

                                                         $     85,412
                                                         ============

    b) Hearing Care Associates Group

       On October 1, 1996, HealthCare Hearing Clinics, Inc. completed the merger of Hearing Care Associates Group ("HCA") through a merger of three HCA corporations at a cost of $2,704,260 plus acquisition costs of $129,756. As consideration for this merger, the Company paid cash of $314,724 and issued 2,389,536 common shares of the Company at a price of $1.00 per share. 597,384 of the shares have been retained by the Company and will be released at the rate of one share for each dollar that the net assets of HCA exceed certain target amounts. Any shares not released under this formula may be purchased by the sellers for $1.00 per share or will be canceled. The sellers entered into employment agreements with HealthCare Hearing Clinics, Inc., one for five years and two for three years. In consideration for $314,724 paid in cash at closing plus $36,137 paid on November 1, 1996, the sellers also entered into covenants not to compete for a period of three years after their employment terminates for any reason.


       Net assets acquired consist of:

          Non cash working capital                       $    369,600
          Capital assets                                      148,928
                                                         ------------

                                                              518,528
       Names, patient files and reputations                 2,247,827
          Less: Contingent consideration                     (597,384)
          Covenants not to compete                            350,861
                                                         ------------

                                                         $  2,519,832
                                                         ============


c)  Hearing Health Services, Inc. doing business as "SONUS"

       On October 31, 1996, HealthCare Hearing Clinics, Inc. purchased substantially all the assets of Hearing Health Services, Inc. doing business as "SONUS" at a cost of $2,960,000 plus acquisition costs of $10,716. SONUS operates 14 audiology based clinics in the Chicago, Illinois and Lansing, Michigan greater metropolitan areas. Consideration for this acquisition was in the form of a secured $2,600,000 convertible note payable due October 31, 1997 and a $360,000 note payable. The former note is convertible into 2,000,000 common shares of the Company at the rate of $1.30 per share.

       Net assets acquired consist of:

          Non cash working capital                       $     99,349
          Capital assets                                      389,090
                                                         ------------

                                                              488,439
          Names, patient files and reputations              2,482,277
                                                         ------------

                                                         $  2,970,716
                                                         ============

    d) Hearing Dynamics ("HD")

       On December 6, 1996, HealthCare Hearing Clinics, Inc. merged with HD, a California corporation that operates 4 hearing clinics in the San Diego, California area. The merger of HD into HealthCare Hearing Clinics, Inc. was consummated as a tax-free merger whereby common shares of the Company were exchanged for all the issued and outstanding shares of HD at a cost of $804,360 plus acquisition costs of $23,527. Consideration for this acquisition was $102,600 paid in cash on closing and 408,000 common shares of the Company issued at a price of $1.72 per share. The purchase price is subject to adjustment if the actual amount of net current assets acquired as of the closing date is determined to vary from the agreed amount. The seller entered into an employment agreement for three years with HealthCare Hearing Clinics, Inc. In consideration for $25,000 paid in cash at closing, the seller also entered into a covenant not to compete for a period of one year after employment terminates for any reason.

       Net assets acquired consist of:

          Non cash working capital                       $    (48,492)
          Capital assets                                       46,356
                                                         ------------

                                                               (2,136)
          Names, patient files and reputations                830,023
          Covenant not to compete                              25,000
                                                         ------------

                                                         $    852,887
                                                         ============


    e) FHC, Inc. doing business as "Family Hearing Centers"

       On December 17, 1996, HealthCare Hearing Clinics, Inc. acquired all the outstanding shares of FHC, Inc., a New Mexico corporation, at a cost of $400,000 plus acquisition costs of $19,108. FHC, Inc. operates one clinic in Albuquerque, New Mexico. Consideration for this acquisition was $250,000 cash paid on closing and three year promissory notes for a total of

       $150,000 bearing interest at 6 1/2% per annum. The purchase price is subject to adjustment if the actual amount of net current assets acquired as of the closing date is determined to vary from the agreed amount. The sellers entered into employment agreements with HealthCare Hearing Clinics, Inc., one for three years and one for two years. In consideration for a $112,233 note payable, the sellers also entered into covenants not to compete for a period of three years from the date of closing.

       Net assets acquired consist of:

          Non cash working capital                       $    (62,957)
          Capital assets                                       68,144
                                                         ------------

                                                                5,187
          Names, patient files and reputations                376,510
          Covenants not to compete                            112,233
                                                         ------------
                                                         $    493,930
                                                         ============

    f) Hearing Care Associates - Los Angeles, Inc.

       On January 9, 1997, HealthCare Hearing Clinics, Inc. purchased all the outstanding shares of Hearing Care Associates - Los Angeles, Inc. at a cost of $301,000 paid in cash at closing. In consideration for $112,500 paid in cash, the sellers entered into covenants not to compete for a period of three years after employment terminates for any reason.

       Net assets acquired consist of:

          Non cash working capital                       $    (11,754)
          Capital assets                                        5,526
                                                         ------------

                                                               (6,228)
          Names, patient files and reputations                307,228
          Covenants not to compete                            112,500
                                                         ------------

                                                         $    413,500
                                                         ============

    g) Hearing Care Associates - Arcadia, Inc.

       On February 28, 1997, HealthCare Hearing Clinics, Inc. acquired all the outstanding shares of Hearing Care Associates - Arcadia, Inc. at a cost of $410,338 paid in cash at closing. The selling shareholders signed a three-year covenant not to compete, on ceasing employment with HealthCare Hearing Clinics, Inc., in exchange for $130,170 paid in cash at closing.

    h) Hearing Care Associates - Sherman Oaks, Inc.

       On March 6, 1997, HealthCare Hearing Clinics, Inc. acquired all the outstanding shares of Hearing Care Associates - Sherman Oaks, Inc. at a cost of $26,568 paid in cash at closing. The selling shareholders signed a three-year covenant not to compete, on ceasing employment with HealthCare Hearing Clinics, Inc., in exchange for $33,783 paid in cash at closing.

    i) Auditory Vestibular Center, Inc.

       On March 14, 1997, HealthCare Hearing Clinics, Inc. acquired all the outstanding shares of Auditory Vestibular Center, Inc. at a cost of $56,204 paid in cash at closing. The selling shareholders signed a three-year covenant not to compete, on ceasing employment with HealthCare Hearing Clinics, Inc., in exchange for $28,580 paid in cash at closing.

    j) Hearing Care Associates - Lancaster, Inc.

       On April 8, 1997, HealthCare Hearing Clinics, Inc. acquired all the outstanding shares of Hearing Care Associates - Lancaster, Inc. at a cost of $136,751 paid in cash at closing. The selling shareholders signed a three-year covenant not to compete, on ceasing employment with HealthCare Hearing Clinics, Inc., in exchange for $61,877 paid in cash.


3.   Convertible Notes Payable
                                                                 April 30, 1997
                                                                 --------------

     A non-interest bearing note due on demand.  The note
     is convertible into common shares of the Company at
     a rate of $1.00 per share until May 31, 1998.                   $  125,268

     A non-interest bearing note due October 31, 1997.
     The note is convertible into common shares of the
     Company at a rate of $1.30 per share.                            2,600,000
                                                                      ---------

                                                                     $2,725,268
                                                                     ==========

4. Share Capital

    a) Authorized

       Unlimited common shares without par value

    b) Issued

                                                            Number           Issue             Net
                                                           Of Shares         Price          Proceeds
                                                           ---------         -----          --------


     Balance, July 31, 1996                                17,827,750                        $1,925,318
     R&D Tax Credits                                          112,800             $0.19          21,763
     Exercise of options                                      325,000    $0.28 to $0.74         195,001
     Acquisition of HCA (Note 2b)                           2,389,536             $1.00       2,389,536
     Less: Contingent consideration withheld                 (597,384)                         (597,384)
     Shares redeemed to treasury                              (13,200)                          (13,200)
     Acquisition of HD (Note 2d)                              408,000             $1.72         701,760
     September Special Warrants (Note 4c)                   5,467,410                         5,778,015
     Exercise of February Warrants                             35,750                            44,688
                                                           ----------                        ----------

     Balance, April 30, 1997                               25,955,662                       $10,445,497
                                                           ==========                       ===========

    c) September Special Warrants

       A private placement in Canada of 810,000 special warrants was consummated by the Company in September 1996 and a private placement in the United States of 4,149,000 special warrants was consummated by the Company in December 1996. Such special warrants are collectively referred to as the "September Special Warrants." The aggregate offering price for the September Special Warrants was $1,012,500 for those sold in Canada and $5,186,250 for those sold in the United States. Each of the September Special Warrants placed in Canada entitled the holder to receive one and one-tenth shares of common stock and one and one-tenth share purchase warrants, with each such warrant exercisable for one share of common stock at a price of $2.00 per share. Each of the September Special Warrants placed in the United States entitled the holder thereof to receive one share of common stock and one share purchase warrant to purchase an additional share of common stock for $2.00 per share.

       In connection with the offering of the September Special Warrants in Canada, the Company's placement agent (the "Canadian Agent") received a selling commission consisting of $48,625 in cash and 34,000 September Special Warrants exercisable for one share of common stock and one share purchase warrant to purchase an additional share of common stock for $2.00 per share and was granted an option to acquire 81,000 share purchase warrants, each exercisable for one share of common stock at a price of $1.25 per share. The purchase warrants are subject to certain rights of the Company to force exercise or cancellation. The Canadian
       Agent also received a $61,987 syndication fee and a $37,097 corporate finance fee.

       In connection with the placement of the September Special Warrants in the United States, the Company's two placement agents (the "U.S. Agents") received a selling commission equal to 9 percent of the gross proceeds in the form of September Special Warrants, or a total of 373,410 September Special Warrants, each exercisable for one share of common stock and a share purchase warrant to purchase one additional share of common stock for $2.00 per share. One of the U.S. Agents also received 20,000 September Special Warrants in payment of its corporate finance fee. Such September Special Warrants are In addition, the U.S. Agents received an option to acquire 214,900 and 200,000 share purchase warrants, respectively, with each warrant exercisable for one share of common stock at a price of $1.25 per share. The purchase warrants are subject to certain rights of the Company to force exercise or cancellation.

    d) Options

       Stock options exercisable at prices representing fair market value at the time the options were granted are as follows:

                                              Number           Exercise        Expiration
                                             Of Shares           Price            Date
                                             ---------         --------        ----------


       Balance, July 31, 1996                1,700,000
       Granted in the period                   325,000           $1.54       August 22, 2001
                                               600,000           $1.30       October 7, 2001
                                               407,000           $1.45       February 5, 2002
                                                60,000           $1.41       March 31, 2002
       Exercised in the period                (325,000)     $0.28 and $0.74
        Canceled in the period                (325,000)
                                         --------------

       Balance, April 30, 1997                2,442,000
                                         ==============


    e) Escrowed Shares

       A total of 5,250,000 outstanding shares were held in escrow at April 30, 1997. All such shares are registered in the shareholders' respective names with all voting rights attached and exercisable by the respective registered shareholder. The escrowed shares are restricted as to transferability. The release of 1,000,000 shares is subject to lapse of time provisions and will be released on October 21, 1997. The release of the remaining 4,250,000 shares is subject to the following provisions:

        i) one share will be released for each $0.08 of cash flow generated by the Company;

        ii) release shall only be made pursuant to a written application to The Alberta Stock Exchange; and

        iii)the maximum number of shares to be released in any year to a shareholder shall be one-third of the original number of shares held in escrow on behalf of such shareholder.

5.  Foreign Currency Translation

    These financial statements have been translated to U.S. dollars from the Company's functional currency, the Canadian dollar, using the current rate method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

         Revenues. Total revenues for the three months ended April 30, 1997, were $4,354,564, representing a 674% increase over revenues of $562,292 for the comparable period in fiscal 1996. Of this increase, approximately $25,000 was attributable to the eight clinics in Canada that operated for the full three-month period ended April 30 in both fiscal 1997 and 1996, representing an internal growth rate of 4.5% for clinics operated by the Company during both periods, and approximately $3,767,000 was attributable to 36 clinics acquired by the Company during the nine-month period ended April 30, 1997.

         Product sales revenue was $3,725,560 for the three months ended April 30, 1997, up 570% from $555,908 for the same period in 1996. Audiological service revenues of $629,004 represented 14% of total revenues for the three months ended April 30, 1997, as compared to $6,386 or 1% for the comparable period in 1996. Substantially all of the clinics acquired in the United States separately charge for the performance of audiological services when a hearing aid is purchased. The Company's policy in the past was to waive the fee if a hearing aid was purchased.

         Gross Profit on Product Sales. Product gross profit for the three months ended April 30, 1997, was $2,111,881 or 57% of revenue, compared to $325,837 or 59% of revenue for the comparable period in fiscal 1996. The decline in gross profit percentage was primarily due to the fact that the three months ended April 30, 1996, included revenue derived solely from Canadian clinics where higher margin, lower priced hearing aids are sold, whereas the three months ended April 30, 1997, included revenue primarily from acquired United States clinics where the product mix consists of higher priced upper-end products that yield greater gross profits in terms of dollars despite lower margins.

         Operating Expenses. Operating expenses for the three months ended April 30, 1997, were $3,042,859 representing an increase of 473% over operating expenses of $530,679 for the comparable period in fiscal 1996. This increase was attributable to the 36 clinics acquired by the Company during the nine-month period ended April 30, 1997, and to planned increases in corporate staff, increases in amortization of intangibles, and other corporate expenses related to the operation of a significantly larger organization. As a percentage of total revenues, operating expenses decreased to 70% for the three months ended April 30, 1997, from 94% for the comparable period in 1996.

Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996

         Revenues. Total revenues for the nine months ended April 30, 1997, were $8,555,936 representing a 436% increase over revenues of $1,596,695 for the comparable period in fiscal 1996. Of this increase, approximately $110,000 was attributable to eight clinics in Canada that operated for the full nine-month period ended April 30 in both fiscal 1997 and 1996, representing an internal growth rate of 6.8% for clinics operated by the Company during both periods, and approximately $6,849,000 was attributable to the 36 clinics acquired by the Company during the nine-month period ended April 30, 1997.

         Product sales revenue was $7,437,346 for the nine months ended April 30, 1997, up 373% from $1,572,980 for the same period in 1996. Audiological service revenues of $1,118,590 represented 13.1% of total revenues for the nine months ended April 30, 1997, as compared to

$23,715 or 1.5% for the comparable period in 1996.

         Gross Profit on Product Sales. Product gross profit for the nine months ended April 30, 1997, was $4,277,041 or 58% of revenue, compared to $868,341 or 55% of revenue for the comparable period in fiscal 1996. The improvement in gross profit percentage was primarily due to the Company's access to greater volume discounts from manufacturers as a result of increased hearing aid purchases.

         Operating Expenses. Operating expenses for the nine months ended April 30, 1997, were $6,668,565, representing an increase of 450% over operating expenses of $1,211,801 for the comparable period in fiscal 1996. This increase was attributable to the 36 clinics acquired by the Company during the nine-month period ended April 30, 1997, and planned increases in corporate staff, increases in amortization of intangibles, and other corporate expenses related to the operation of a significantly larger organization. As a percentage of total revenues, operating expenses increased to 78% for the nine months ended April 30, 1997, from 76% for the comparable period in 1996.

Liquidity and Cash Reserves

         During September 1996, the Company issued 810,000 special warrants in a private placement in Canada at a price of $1.25 for gross proceeds of $1,012,500. In December 1996, the Company issued 4,149,000 special warrants in a private placement in the United States at a price of $1.25 for gross proceeds of $5,186,250. Each special warrant issued in Canada entitled the holder to 1.1 shares of common stock of the Company ("Common Stock") and a share purchase warrant to acquire an additional 1.1 shares of Common Stock at a price of $2.00 per share. Each special warrant issued in the United States entitled the holder to one share of Common Stock and a share purchase warrant to acquire one additional share of Common Stock at a price of $2.00 per share. The share purchase warrants expire on August 31, 1998. However, if the closing bid for the Common Stock is in excess of $3.00 per share for a period of 20 consecutive trading days (as traded on The Alberta Stock Exchange or another more senior North American stock exchange), the Company has the option upon 45 days' prior written notice to the holders to force the exercise or cancellation of the share purchase warrants. The actual and anticipated uses of the proceeds of the September and December 1996 private placements are as follows:

                  Working capital                             $1,898,750
                  Capital expenditures                           600,000
                  Registration costs                             250,000
                  Acquisitions                                 3,200,000
                  Offering costs                                 250,000
                                                              ----------
                                                              $6,198,750
                                                              ==========

During the nine months ended April 30, 1997, the Company acquired 36 hearing care clinics located in California, Illinois, Michigan, and New Mexico. The acquisitions were funded primarily through the issuance of Common Stock valued at $3.1 million, the issuance of convertible subordinated notes in an aggregate principal amount of $2.6 million, the issuance of $150,000 in promissory notes, cash payments totaling $2.3 million, and the assumption of debt totaling $460,000.

         The Company has a revolving demand loan with the Royal Bank of Canada, providing for borrowings up to $178,942. As of April 30, 1997, $139,575 was outstanding against this line, compared to $33,200 as of July 31, 1996. Advances under the line of credit bear interest at 1% above the Royal Bank of Canada prime rate, which was 4.75 % at April 30, 1997. Advances under the revolving line of credit are secured by all the assets of HC HealthCare Hearing Clinics, Ltd., the Company's Canadian operating subsidiary, and personally guaranteed by Marilyn Marshall, a shareholder.

         On July 16, 1997, the Company's operating subsidiary in the United States, HealthCare Hearing Clinics, Inc.("HHC"), obtained a $500,000 line of credit from Phonak, Inc., a hearing aid manufacturer. The line of credit is secured by a portion of HHC's accounts receivable, is guaranteed by the Company, and bears interest at the prime rate on a fully floating basis. Debt service is interest only payable monthly until July 16, 1998, when all amounts outstanding under the line of credit will be due. The Company expects to use the line of credit for working capital and for acquisitions.

         The Company expects to spend approximately $600,000 in fiscal 1997 to develop a management information system that will link each clinic with the Company's headquarters. Development costs will include system design, new hardware, patient management and accounting software, and staff training. The Company is seeking to finance a substantial portion of this cost. The Company also plans to outsource the majority of its advertising and public relations functions at a cost of approximately $350,000 over the next 12 months, exclusive of direct marketing costs such as printing, mailing, and media purchases.

         The Company believes that its existing cash balances, amounts available under the revolving lines of credit, and cash from operations will be sufficient to fund its operations and planned acquisitions over the next three months. However, to execute its long-term business strategy, the Company will require additional funding in order to acquire new clinics and to expand into other geographic markets. The Company plans to fund its long-term liquidity needs by a combination of the following methods: (i) obtaining lease financing for significant capital expenditures; (ii) issuing debt instruments; (iii) raising additional privately placed equity; and (iv) the exercise of outstanding share purchase warrants. In the event the Company is unable to consummate any of the above strategies, the Company will be unable to continue to pursue its acquisition strategy, necessitating significant reductions in administrative personnel in order to reduce expenses. There can be no assurance that any such financing alternatives will be available to the Company or will be available on terms acceptable to the Company.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1997.







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HEALTHCARE CAPITAL CORP.




                                        By:  /s/ Edwin J. Kawasaki
                                             Edwin J. Kawasaki
                                             Vice President-Finance
                                             (Principal Financial Officer)



DATED:  July 28, 1997

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                      Description of Exhibit
--------------                      ----------------------


     10.1 Loan and Security Agreement between Phonak, Inc. and HealthCare Hearing Clinics, Inc., dated July 16, 1997, and related Guaranty between HealthCare Capital Corp. and Phonak, Inc., dated July 16, 1997.

     27                             Financial Data Schedule.