Form 10KSB40
period 1997-07-31
HEALTHCARE CAPITAL CORP
filed 1997-10-29
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
          (Mark one)

          [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1997

                                       OR

          [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to --------

                           Commission File No. 0-22367

                            HEALTHCARE CAPITAL CORP.
                 (Name of small business issuer in its charter)

              Alberta, Canada                       Not Applicable
    (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization)                 identification no.)

    111 S.W. Fifth Avenue, Suite 2390
           Portland, Oregon                         97204
    (Address of principal executive offices)        (Zip code)

                                 (503) 225-9152
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                   Common Shares, without nominal or par value

          Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ----

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          State  the  issuer's   revenues  for  its  most  recent  fiscal  year:
$13,462,000.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 1, 1997: $24,088,027.

          State the number of shares outstanding of each of the issuer's classes of common equity: Common Shares, without nominal or par value, 27,259,517 shares, as of October 20, 1997.

          Transitional Small Business Disclosure Format:  Yes-----    No  [X]

                      Documents Incorporated by Reference:

          Portions of the issuer's Management Information Circular and Proxy Statement dated October 29, 1997, are incorporated by reference into Part III of this Form 10-KSB.

                                                  TABLE OF CONTENTS
                                                                                                        PAGE

                                                       PART I

ITEM 1.  Description of Business.......................................................................... 1

ITEM 2.  Description of Property.......................................................................... 8

ITEM 3.  Legal Proceedings................................................................................ 8

ITEM 4.  Submission of Matters to a Vote of Security Holders.............................................. 8

                                              PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters ........................................ 9

ITEM 6.  Management's Discussion and Analysis or Plan of Operation........................................14

ITEM 7.  Financial Statements.............................................................................19

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............60

                                             PART III

ITEM 9.  Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a)
         of the Exchange Act .............................................................................60

ITEM 10. Executive Compensation...........................................................................61

ITEM 11. Security Ownership of Certain Beneficial Owners and Management...................................61

ITEM 12. Certain Relationships and Related Transactions...................................................61

ITEM 13. Exhibits, List and Reports on Form 8-K...........................................................61

FORWARD-LOOKING STATEMENTS
--------------------------

Statements  in this  report,  to the  extent  they are not  based on  historical events, are forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of HealthCare Capital Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care clinics, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable governmental laws and regulations, the ability of the Company to complete additional acquisitions of hearing care clinics on terms favorable to the Company, the degree of consolidation in the hearing care
industry,   the  Company's   success  in  attracting  and  retaining   qualified
audiologists and staff to operate its hearing care clinics, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         HealthCare Capital Corp. (the "Company") was incorporated under the laws of the Province of Alberta, Canada, in July 1993, under the name "575035 Alberta Ltd." The Company changed its name to HealthCare Capital Corp. in October 1994, when it acquired nine hearing care clinics in British Columbia. The Company did not begin operating in the United States until it purchased two hearing care clinics near Santa Maria, California, in July 1996. From August 1, 1996, to September 30, 1997, the Company acquired 40 additional hearing care clinics - 24 in Southern California, eight in Illinois, five in Michigan, one in Indiana, one in North Dakota, and one in New Mexico.

         The Company, through its primary operating subsidiaries Sonus-Canada Ltd., a British Columbia corporation, and Sonus-USA, Inc., a Washington corporation ("Sonus-USA"), currently owns and operates a network of 52 hearing care clinics in the United States and Western Canada. In September 1997, Sonus-USA and Sonus-Canada Ltd. changed their names from HealthCare Hearing
Clinics, Inc., and HC HealthCare Hearing Clinics Ltd., respectively. Clinics owned by the Company are located primarily in the metropolitan areas of Los Angeles, California; San Diego, California; Chicago, Illinois; Lansing, Michigan; Albuquerque, New Mexico; Vancouver, British Columbia; and Calgary, Alberta. The Company intends to expand its network of hearing care clinics by acquiring clinics in its existing as well as new geographic markets.

         Each of the Company's hearing care clinics provides its hearing impaired patients with a full range of audiological products and services. During the fiscal year ended July 31, 1997, approximately 86% of the Company's revenues were derived from product sales, including hearing instruments, batteries, and accessories, while the remaining 14% of the Company's revenues were derived from audiological services. Substantially all of the Company's hearing care clinics are staffed by audiologists. The Company's operating strategy is to provide patients with high quality and cost-effective hearing care while at the same time increasing its operating margins by attracting and retaining patients, recruiting qualified and productive audiologists, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts. The Company believes that it is well positioned to provide retail hearing rehabilitative services to consumers while simultaneously serving the diagnostic needs of referring physicians and meeting the access and cost concerns of managed care providers and insurance companies.

         Unless otherwise noted herein, all dollar amounts are expressed in United States dollars and, if converted from Canadian dollars, have been so converted using the spot exchange rate on the date indicated as quoted by the Federal Reserve Bank of New York for the New York Interbank Market.

INDUSTRY BACKGROUND

         Professionals and Clinics. Hearing instruments may be dispensed by either a dispensing audiologist or a hearing instrument specialist ("HIS"). Although both audiologists and HISs may be licensed to dispense hearing instruments, audiologists have advanced training in audiology and hold either a masters or Ph.D. degree.

         Overall, dispensing audiologists are much younger than HISs. The March 1997 issue of The Hearing Review, a hearing industry trade journal, indicates that approximately 27% of HISs in the U.S. are at least 61 years of age, 37% are 51-60 years of age, 25% are 41-50 years of age and only 11% are age 40 or under, compared to 8%, 19%, 43% and 30%, respectively, for dispensing audiologists. The Company believes that many HISs are facing retirement with no formal "exit-strategy," a situation that creates an attractive investment opportunity for the Company.

         The typical hearing care practice wields little purchasing power with manufacturers, and must spread overhead over a relatively small revenue base. In addition, a typical hearing care practice often has insufficient capital to purchase new technologies and lacks the systems and size necessary to develop economies of scale. As a result, the Company believes that dispensing audiologists and HISs will find it increasingly attractive to sell their practices to or affiliate with larger organizations, such as the Company.

         Another factor that may favor the consolidation of hearing care practices is managed care. As managed care becomes more pervasive, hearing care professionals will have an even greater need for the information resources, management expertise, economies of scale, and access to managed care group contracts that larger organizations such as the Company may be better able to provide. However, managed care is not presently a large part of the hearing care market and hearing care products and services are likely to continue to be provided predominantly on a private pay basis for the next several years.

         Notwithstanding the factors favoring consolidation of hearing care practices, there are currently only a few multiple clinic networks operating in more than one state or province in the United States or Canada with combined annual revenues in excess of $5 million.

         Hearing Impaired Population. According to the 1996 edition of Communication Facts, published by the American Speech-Language Hearing Association, the number of persons in the United States who have hearing loss is estimated to be approximately 28 million and the percentage of individuals with a hearing loss relative to the general population is approximately 2 percent for those under 18 years of age, 5 percent for those between 18 and 44 years of age, 14 percent for those between 45 and 64 years of age, 23 percent for those between 65 and 74 years of age and 32 percent for those over 75 years of age. In addition, the American Tinnitus Association estimates that approximately 12 million American adults have tinnitus (a ringing sensation in the ears) that is severe enough to seek medical help.

         The Company believes that the widely recognized demographic trend toward an aging population will increase the demand for hearing instrument sales and audiological services and that the demand for hearing instruments that are less visible and for newer and superior hearing instrument technology, such as digital and programmable hearing instruments, will also contribute to market growth. In addition, the Company believes that some individuals forgo hearing care because of the stigma of aging that can be associated with wearing a hearing instrument and that the demand for hearing instrument sales and hearing care services can be increased by marketing and education designed to reduce that stigma.

         Hearing Health Care Industry Segments. The hearing health care industry serving patients with hearing and balance disorders is comprised of four distinct service segments:

         o hearing rehabilitation services, including the evaluation and rehabilitation of persons with hearing impairments by assessing communicative impairment and providing amplification;
         o advanced audio-diagnostic services, including the neuro-audiologic evaluation and non-medical diagnosis of hearing and balance disorders;
         o industrial and preventative audiological services, including noise level measurements, dosimetry, and hearing screenings; and
         o otolaryngologic services, including surgery and other medical treatment.

The Company's clinics primarily provide hearing rehabilitation services. The Company has one facility, the Rockyview Hearing and Balance Clinic located in Calgary, Alberta, that provides advanced audio-diagnostic services and one clinic, located in San Diego, California, that provides evaluation and treatment for patients with tinnitus.

         Hearing rehabilitation services include the assessment and rehabilitation of persons with hearing impairments through the use of hearing instruments and counseling. Rehabilitation services, including amplification systems, are provided by audiologists and HISs. The services offered include the diagnostic audiological testing, fitting and dispensing of hearing instruments, follow-up rehabilitative assistance, the sale of hearing instrument batteries, hearing instrument repairs, and the sale of swim plugs, custom ear plugs, and assistive listening devices.

         Advanced audio-diagnostic services include the assessment and non-medical treatment of vestibular and balance disorders and the evaluation of patients with specific symptoms of an auditory or vestibular disorder, including hearing loss, tinnitus, and balance problems. In order to make a differential diagnosis of hearing disorders, an ear, nose and throat physician may employ or refer patients to an audiologist to conduct special diagnostic hearing tests to differentiate between conductive, sensory, and neural pathology. If the cause of the hearing loss is a medical disorder in either the nervous system (neural) or the middle ear (conductive), the physician proceeds with medical treatment. However, if a non-treatable conductive or sensory loss is found, the physician will generally refer the patient to an audiologist for rehabilitation.

GROWTH STRATEGY

         The Company's growth strategy is to expand its operations through the selective acquisition of hearing clinics located in existing as well as new geographic markets. The Company believes that the fragmented nature of the hearing care industry, the absence of industry-wide standards, and the inexperience and limited capital resources of many hearing care providers, combine to provide an opportunity to build an expanding network of hearing care clinics devoted to providing high-quality hearing health care services. Due to the contacts of management with audiologists in the industry, the Company is frequently presented with opportunities to acquire hearing care clinics. From August 1, 1996, to September 30, 1997, the Company acquired 40 clinics, all located in the United States.

         The Company plans to expand its network of clinics in each new market by initially targeting for acquisition a significant hearing care practice in order to secure a solid foundation upon which to build a regional network of audiology practices. The Company will then seek to acquire additional individual or group practices in order to realize economies of scale in management, marketing, and administration, and hopes that its initial purchase in the region will attract other practitioners interested in selling their businesses.

         The Company looks at the following factors before acquiring clinics in a particular geographic market: (a) population size and distribution; (b) audiology practice density, saturation and average group size; (c) local competitors; (d) level of managed care penetration; and (e) local industry and economy. In acquiring particular clinics within a geographic market, the Company seeks clinics with the following characteristics: (a) an established patient base drawing from a substantial metropolitan population; (b) significant revenue and profitability prior to acquisition; (c) above-average potential to enhance clinic profitability after acquisition; and (d) if a clinic has an audiologist, a willingness by the audiologist to enter into an employment agreement with the Company in order to retain continuity in patient service and relationships and maintain the identity of the clinic in the community where it is located.

         Prior to acquiring a hearing care clinic, the Company conducts a due diligence investigation of the clinic's operations that includes an analytical review of the clinic's financial statements, tax returns, and other operating data, a review of patient files on a random sample basis, a review of credit reports, contracts, bank deposits, and other documents and information that the Company deems significant, and the preparation of financial projections. Based on the information collected and analyzed during the due diligence review, the Company determines an appropriate purchase price for the acquisition.

         The Company generally uses cash, common stock, promissory notes, assumption of debt, or a combination of the foregoing to fund acquisitions. The amount paid for each practice varies on a case-by-case basis according to historical revenues, projected earnings after integration into the Company, and transaction structure. In connection with each acquisition, the Company acquires substantially all of the assets of the practice, including its audiological equipment and supplies, office lease and improvements, receivables and patient files.

         At the time a practice is acquired, the audiologist associated with the practice typically becomes an employee of the Company and enters into an employment agreement with the Company with an initial term of three years and annual renewals thereafter. The employment agreement usually includes a three-year noncompete provision following termination of employment. If the office of a retiring HIS is acquired, a six- to 12-month transition plan is usually negotiated with the HIS.

         There can be no assurance that the Company will be able to complete acquisitions consistent with its expansion plans, that such acquisitions will be on terms favorable to the Company, or that the Company will be able to successfully integrate the hearing care clinics that it acquires into its business. Successful integration will be dependent upon maintaining payor and customer relationships and converting the management information systems of the clinics the Company acquires to the Company's systems. Significant expansion could place a strain on the Company's managerial and other resources and could necessitate the hiring of a number of new managerial and administrative personnel. Unforeseen problems with future acquisitions or failure to manage expansion effectively may have a material adverse effect on the business, financial condition, and results of operations of the Company.

OPERATING STRATEGY

         The Company's operating strategy is to provide its patients with high quality and cost effective hearing care products and services while at the same time increasing its operating margins by attracting and retaining patients, recruiting qualified and productive audiologists, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts.

         Attracting and Retaining Patients. The Company seeks to attract new patients and retain existing patients at each clinic by providing patients with friendly, comprehensive, and cost-effective hearing care at convenient times and locations. In addition, by educating patients about hearing health issues and by providing quality service during office visits and consistent patient follow-up and support, the Company hopes to foster patient loyalty and increase the likelihood of obtaining referrals and repeat visits for examinations and product purchases.

         Recruiting Qualified and Productive Audiologists. Audiologists employed by the Company are primarily responsible for clinic profitability as well as for attracting and retaining customers. The Company seeks to employ audiologists who share the Company's goal of delivering high-quality hearing care service and who are also dedicated to expanding and enhancing their practices. The Company believes that it can offer significant benefits to audiologists by providing assistance in administrative tasks associated with operating an audiology practice, thereby allowing them to focus on serving patients and increasing productivity. The Company also believes that its size and structure enable it to offer financial resources for practice development and enhancement that solo and small group practitioners find difficult to obtain independently. However, the Company recruits audiologists from a limited pool of available applicants. A failure to attract and retain qualified audiologists would have a material adverse effect on the business, financial condition, and results of operations of the Company.

         Achieving Economies of Scale and Administrative Efficiencies. A key operating strategy of the Company is to achieve increased economies of scale and administrative efficiencies at each of its clinics. When a clinic is acquired by the Company, it immediately has available to it terms and discounts with hearing instrument manufacturers that are generally more favorable than it could negotiate independently. In addition, the Company believes that by centralizing certain management and administrative functions such as marketing, billing, collections, human resources, risk management, payroll, and general accounting services, the profitability of a clinic can be improved by spreading the cost of such functions over a larger revenue base. The Company has developed an on-line management information system to link each clinic with the Company's corporate headquarters in order to provide management with the ability to collect and analyze clinic data, control overhead expenses, allow detailed budgeting at the clinic level, and permit effective resource management.

         Pursue Large Group and Managed Care Contracts. Although the Company intends to continue to aggressively pursue private-payor business because it is presently more pervasive and profitable than managed care business, the Company believes that by providing comprehensive geographic coverage in a particular market, it will be strongly positioned to offer group hearing care plans in that market. Managed care arrangements typically shift some of the economic risk of providing patient care from the person who pays for the care to the provider of the care by capping fees, requiring reduced fees, or paying a set fee per patient irrespective of the amount of care delivered. With respect to hearing care, such limits could result in reduced payments for services or restrictions on the types of services for which reimbursement is available or the frequency of replacements or upgrades of equipment. At the present time, managed care penetration of the hearing care market is limited. However, if managed care begins to play a larger role in hearing care, the Company plans to develop information systems to improve productivity, manage complex reimbursement methodologies, measure patient satisfaction and outcomes of care, and integrate information from multiple sources.

         Many third-party insurers impose restrictions in their health insurance policies on the frequency with which hearing instruments may be upgraded or replaced on a reimbursable basis. Such restrictions have a negative impact on hearing instrument sales volume. There can be no guarantee that such insurers will not implement other policy restrictions in the future in order to further minimize reimbursement for hearing care. Such restrictions could have a material adverse effect on the Company's business, financial condition, and results of operations.

CLINIC STAFFING AND FACILITIES

         Typically, each Company hearing clinic is staffed with at least one audiologist and one patient care coordinator, who handles reception, clerical, and most bookkeeping functions. At October 1, 1997, the Company employed a total of 93 audiologists. Where volume warrants, a clinic may also be staffed with additional audiologists and patient care coordinators. An audiologist employed by the Company has a masters or Ph.D. degree in audiology. The audiologist is licensed by the appropriate state or province to dispense hearing instruments and is a member of the Canadian Association of Speech/Language Pathologists and Audiologists or the American Speech-Language Hearing Association.

         Each of the Company's hearing clinics operates in leased space that ranges in size from 800 to 3,000 square feet depending on patient volume and the extent of services provided by the clinic. Clinics generally have a reception seating area, a reception work and filing area, an office for the audiologist, a laboratory for hearing instrument repairs and modifications, a technology demonstration room and an evaluation room. A properly equipped office offering only hearing rehabilitation services requires equipment that costs $50,000 to $75,000. The cost of equipment for a clinic offering advanced audio-diagnostic services is much greater and ranges from $225,000 to $250,000.

PRODUCTS AND SUPPLIERS

         The hearing instrument manufacturing industry is highly competitive with approximately 40 manufacturers serving the worldwide market. Few manufacturers offer significant product differentiation. The Company currently purchases hearing instruments from a number of manufacturers based upon criteria that include quality, price, and service. Over time, the Company intends to reduce the number of manufacturers from whom it purchases hearing instruments in order to achieve greater volume discounts. In addition to hearing instruments, the Company's clinics also offer a limited selection of other assistive listening devices and hearing instrument accessories.

MARKETING

         The Company's marketing program is designed to help its hearing care clinics retain existing patients and expand the services they receive, attract new patients, and develop contracts to serve large groups of patients.

         The Company believes that patient satisfaction is the key to retaining and expanding services to existing patients. The Company also believes that delivering comfortable, high quality hearing care at times and locations that are convenient for the patient will motivate patients to return to the Company's clinics for their future hearing care needs. Educating patients about hearing health, prescribing only necessary hearing enhancing products, ensuring that each patient leaves a clinic with a future visit already scheduled, and maintaining consistent patient follow-up and support are key elements of the Company's plan to build patient loyalty and patronage.

         After a patient has obtained a hearing instrument, ongoing revenues are generated from battery purchases and routine maintenance of the instruments. The Company believes that repeat revenues are attributable to the length of time that a clinic has been established and the effectiveness of its patient retention programs.

         The Company believes that the same aspects of the Company's approach that earn the loyalty of current patients will also generate new patients. The Company's new patient marketing programs are designed to help the Company generate referrals from physicians and existing patients and increase the Company's visibility in the community. The Company seeks to foster such visibility by developing marketing materials and information sources that communicate the Company's philosophy of high quality patient-oriented hearing care.

         The Company's large group marketing approach is designed to enable the Company to develop contacts with self-insured employers and with health plans in the metropolitan areas it serves and emphasizes the convenience, quality of care, and wide range of services offered by the Company. The economies of scale available to the Company may also allow health plans and self-insured employers served by the Company to reduce administrative burdens they might otherwise face. The Company believes that it is well positioned to respond to challenges presented by the growth of managed care arrangements as they arise.

COMPETITION

         The hearing care industry in the United States and Canada is highly fragmented and intensely competitive. Many of the Company's competitors are small retailers that focus primarily on the sale of hearing instruments. However, the Company also competes with other networks of hearing care clinics and with large distributors of hearing instruments such as Bausch & Lomb, a hearing instrument manufacturer that distributes its products through a national network of over 1,000 franchised stores (Miracle Ear), and Beltone Electronic Corp., a privately-owned hearing instrument manufacturer that distributes its products primarily through its nationwide network of approximately 600 franchised dealers. These competitors are in many cases better known and owned by companies having far greater financial and other resources than the Company. There is no assurance that one or more of these competitors will not seek to compete directly in the markets targeted by the Company, nor is there any assurance that the largely fragmented hearing care market cannot be successfully consolidated by other companies or through the establishment of co-operatives, alliances, confederations or the like.

REGULATION

         The sale of hearing instrument devices is regulated at the federal level in the United States by the United States Food and Drug Administration ("FDA"), which has been granted broad authority to regulate the hearing care industry. Under federal law, hearing instruments may only be sold to individuals who have first obtained a medical evaluation from a licensed physician, although a fully informed adult may waive a medical evaluation in certain instances. Regulations promulgated by the FDA also presently require that dispensers of hearing instruments provide customers with certain warning statements and notices in connection with the sale of hearing instruments and that such sales be made in compliance with certain labeling requirements.

         Most states in the United States and many provinces in Canada have established formal licensing procedures that require the certification of audiologists and/or HISs. Although the extent of regulation varies by jurisdiction, almost all states and provinces engage in some degree of oversight of the industry. The Company operates its hearing care clinics through its wholly owned subsidiaries, Sonus-USA and Sonus-Canada Ltd. These subsidiary corporations employ licensed audiologists who offer and perform audiology services on behalf of the Company.

         In certain states in the United States, business corporations such as Sonus-USA may not be authorized to employ audiologists and offer audiology services. For example, in California, where the Company operates 26 clinics, although the performance of audiology services by professional corporations owned solely by licensed audiologists is expressly authorized under California law, it is unclear whether general business corporations such as Sonus-USA may employ licensed audiologists to perform audiology services. However, the California Department of Consumer Affairs has indicated by memorandum that speech-language pathologists, which are regulated under statutes and regulations similar to those governing audiologists, may practice in a general business corporation and that a general business corporation may provide speech-language pathology services through licensed speech pathologists. In Illinois, where the Company has seven hearing care clinics, it is also unclear whether general business corporations may employ licensed audiologists to perform audiology services. Under Illinois law, only professional corporations and individuals are authorized to obtain licenses to practice audiology.

         The laws and regulations governing the practice of audiology are enforced by regulatory agencies with broad discretion. If the Company were found to be in violation of such laws and regulations in one or more states, the consequences could include the imposition of fines and penalties upon the Company and its audiologists as well as the issuance of orders prohibiting the Company from operating its clinics under its present structure. In that event, among the solutions the Company might consider would be the restructuring of all or a portion of its operations in a manner similar to that used by certain medical and dental clinic networks. Under such a structure, professional corporations owned by licensed audiologists would contract with the Company to perform professional services and the Company would contract with the professional corporations to provide management services.

        No assurance can be given that the Company's activities will be found to be in compliance with laws and regulations governing the corporate practice of audiology or, if its activities are not in compliance, that the operational structure of the Company can be modified to permit compliance. In addition, no assurance can be given that other states or provinces in which the Company presently operates will not enact prohibitions on the corporate practice of audiology or that the regulatory framework of certain jurisdictions will not limit the ability of the Company to expand into such jurisdictions if the Company is unable to modify its operational structure to comply with such prohibitions or to conform with such regulatory framework. Additional laws and regulations may be adopted in the future at the federal, state, or province level that could have a material adverse effect on the business, financial condition, and results of operations of the Company.

         A small percentage of the revenues of the hearing care clinics operated by the Company comes from Medicare and Medicaid programs. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a Medicare or Medicaid patient, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease or order of any item or service reimbursable under

Medicare or Medicaid. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

PRODUCT AND PROFESSIONAL LIABILITY; PRODUCT RETURNS

         In the ordinary course of its business, the Company may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance against such claims at a level that the Company believes is adequate. A customer may return a hearing instrument to the Company and obtain a full refund up to 30 days after the date of purchase. Some of the Company's clinics offer a 60-day refund period. In general, the Company can return hearing instruments returned by customers within 30 to 60 days to the manufacturer for a full refund. The Company maintains a reserve based on estimated returns to account for returns that cannot be passed through to the manufacturers and must be absorbed by the Company.

EMPLOYEES

         At October 1, 1997, the Company had 163 full-time and 47 part-time employees, of which 93 were practicing audiologists. None of the Company's employees are represented by a labor union. Management believes it maintains good relationships with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in approximately 3,000 square feet of leased office space in downtown Portland, Oregon. The lease covering such space expires in August 1999 and provides for an annual rent of $57,072. Each of the Company's hearing clinics operates in leased space that ranges in size from 800 to 3,000 square feet. All of the locations are leased for one to six-year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The aggregate committed rental expense as of July 31, 1997, for the subsequent five-year period is approximately $2.1 million.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         The Company's common shares ("Common Shares") are traded on The Alberta Stock Exchange (the "ASE"). The following table sets forth the reported high and low sales prices in Canadian and United States dollars for the Common Shares on the ASE for the periods indicated:

                                                          CANADIAN $                 UNITED STATES $(1)
FISCAL YEAR                PERIOD                    HIGH            LOW            HIGH            LOW
1996                     First Quarter               0.30            0.14           0.22           0.11
                         Second Quarter              0.70            0.28           0.51           0.21
                         Third Quarter               4.00            0.62           2.95           0.45
                         Fourth Quarter              4.00            2.00           2.94           1.45
1997                     First Quarter               2.85            2.00           2.08           1.46
                         Second Quarter              2.58            1.86           1.89           1.40
                         Third Quarter               2.45            1.25           1.79           0.89
                         Fourth Quarter              1.97            1.25           1.42           0.90


(1) The high and low sales prices were converted to United States dollars as of the date of sale.

         As of October 1, 1997, there were 94 holders of record of the Common Shares.

CANADIAN FEDERAL INCOME TAX

         The following is a summary of the principal Canadian federal income tax considerations pursuant to the Income Tax Act (Canada) (the "Tax Act") and the regulations thereunder generally applicable to a holder of Common Shares and who, for purposes of the Tax Act, holds such shares as capital property and deals at arm's length with the Company. Generally, Common Shares will be considered to be capital property to a holder provided the holder does not hold the Common Shares in the course of carrying on a business and has not acquired the shares in one or more transactions considered to be an adventure in the nature of trade. Special rules apply to non-resident insurers that carry on an insurance business in Canada and elsewhere.

         This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals to amend the Tax Act that have been publicly announced prior to the date hereof (the "Proposed Amendments") and the Company's understanding of the current published administrative and assessing policies and practices of Revenue Canada, Customs, Excise and Taxation ("Revenue Canada"). For the purposes of this summary, it has been assumed that the Tax Act will be amended as proposed, although no assurance can be given in this regard. This summary is not exhaustive of all possible federal income tax consequences and, except for the Proposed Amendments, does not anticipate any changes in the law, whether by legislative, governmental or judicial decision or action, nor does it take into account provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein. This summary is not applicable to holders who are traders or dealers in securities, a holder that is a "financial institution" as defined in the Tax Act for purposes of the mark-to-market rules, or to a holder of an interest which would be a "tax shelter investment" as defined in the Proposed Amendments.

         THIS SUMMARY IS OF A GENERAL NATURE ONLY AND IS NOT INTENDED TO BE, AND SHOULD NOT BE CONSTRUED TO BE, LEGAL OR TAX ADVICE TO ANY PARTICULAR HOLDER. ACCORDINGLY, HOLDERS SHOULD CONSULT THEIR INDEPENDENT TAX ADVISERS FOR ADVICE WITH RESPECT TO THE INCOME TAX CONSEQUENCES RELEVANT TO THEIR PARTICULAR CIRCUMSTANCES.

         The following applies to holders who are not resident in Canada for purposes of the Tax Act and who do not use or hold and are not deemed to use or hold their Common Shares in, or in the course of, carrying on a business in Canada.

         Dispositions of Common Shares. A non-resident holder will, upon a disposition or deemed disposition of Common Shares, not be subject to taxation in Canada on any gain realized on the disposition unless the shares are "taxable Canadian property" for the purposes of the Tax Act and no relief is afforded under an applicable tax convention between Canada and the country of residence of the holder. Since the Common Shares are listed on a prescribed stock exchange for the purposes of the Tax Act, Common Shares held by a non-resident holder will generally not be "taxable Canadian property" unless, at any time during the five-year period immediately preceding the disposition, the non-resident holder, persons with whom the non-resident holder did not deal at arm's length, or the non-resident holder together with such persons, owned or had the right to acquire 25% or more of the issued shares of any class of the capital of the Company. Any interest in shares or options in respect of shares will be considered to be the equivalent of ownership of such shares for purposes of the definition of taxable Canadian property.

         Subject to the comments set out below in respect of the application of the Canada-United States Income Tax Convention, 1980 (the "Convention") to U.S. resident holders, non-residents of Canada whose shares constitute "taxable Canadian property" will be subject to taxation thereon on the same basis as Canadian residents unless otherwise exempted by an applicable tax convention between Canada and the country of residence of the holder.

         Pursuant to the Convention, shareholders of the Company that are residents in the U.S. for the purposes of the Convention and whose shares might otherwise be "taxable Canadian property" may be exempt from Canadian taxation in respect of any gains on the disposition of the Common Shares, provided the principal value of the Company is not derived from real property located in Canada at the time of disposition.

         Non-resident holders who might hold their Common Shares as "taxable Canadian property" should consult their own tax advisers with respect to the income tax consequences of a disposition of their Common Shares.

         Non-resident holders whose shares are repurchased by the Company, except in respect of certain purchases made by the Company in the open market, will be deemed to have received the payment of a dividend by the Company in an amount equal to the excess paid over the paid-up capital of the Common Shares so purchased. Such deemed dividend will be excluded from the holder's proceeds of disposition of such Common Shares for the purposes of computing any capital gain or loss but will be subject to Canadian non-resident withholding tax in the manner described below under "--Dividends."

         Dividends. Dividends received by a non-resident holder of Common Shares will be subject to Canadian withholding tax at the rate of 25% of the amount thereof unless the rate is reduced under the provisions of an applicable tax convention between Canada and the country of residence of the holder. The provisions of the Convention generally reduce the rate to 15%. A further reduction to 5% under the Convention will be available if the recipient is a company that owns at least 10% of the voting shares of the Company.

INVESTMENT CANADA ACT

         The Investment Canada Act (the "ICA") prohibits the acquisition of control of a Canadian business by non-Canadians without review and approval of the Investment Review Division of Industry Canada, the agency that administers the ICA, unless such acquisition is exempt from review under the provisions of the ICA. The Investment Review Division of Industry Canada must be notified of such exempt acquisitions. The ICA covers acquisitions of control of corporate enterprises, whether by purchase of assets, shares or

"voting interests" of an entity that controls, directly or indirectly, another entity carrying on a Canadian business.

         Apart from the ICA, there are no other limitations on the right of non-resident or foreign owners to hold or vote securities imposed by Canadian law or the Company's Articles of Incorporation. There are no other decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the Common Shares, except as discussed elsewhere herein.

SALES OF UNREGISTERED SECURITIES DURING FISCAL 1997

         During the fiscal year ended July 31, 1997, the Company sold securities without registration under the Securities Act of 1933 (the "1933 Act") in the transactions and in reliance on the exemptions described below.

         The Company completed a warrant offering that consisted of a private placement in Canada of 810,000 special warrants consummated in September 1996 and a private placement in the United States of 4,149,000 special warrants consummated in December 1996. Such special warrants are collectively referred to herein as the "September Special Warrants." The aggregate offering price for the September Special Warrants was $1,012,500 for those sold in Canada and $5,186,250 for those sold in the United States. Each of the September Special Warrants placed in the United States entitled the holder to acquire one Common Share and one purchase warrant to purchase one additional Common Share for $2.00 per share. Each of the September Special Warrants placed in Canada entitled the holder to acquire 1.1 Common Shares and a purchase warrant to purchase 1.1 additional Common Shares for $2.00 per share. The September Special Warrants issued to U.S. holders were sold through two placement agents to the individuals and entities set forth below. The private placement to U.S. investors of September Special Warrants was made in reliance on Rule 506 of Regulation D under the 1933 Act. All of the U.S. investors were accredited investors as defined in Rule 501 of Regulation D under the 1933 Act.

         C.M. Oliver & Company Limited (the "Canadian Agent") acted as agent for the Company in connection with the offering of the September Special Warrants in Canada. The Canadian Agent received 34,000 September Special Warrants exercisable for one Common Share and a purchase warrant to purchase an additional Common Share for $2.00 per share in partial payment of its selling commission and was granted an option to acquire 81,000 purchase warrants (the "Agent's Option"), each exercisable for one Common Share at a price of $1.25 per share. The warrants are subject to certain rights of the Company to force exercise or cancellation of the Agent's Option.

         Sunrise Securities Corporation ("Sunrise") and Dallas Research & Trading, Inc. ("Dallas Research"), served as placement agents in connection with the placement of the September Special Warrants in the United States. Sunrise and Dallas Research each received a selling commission equal to 9 percent of the gross proceeds in the form of September Special Warrants, or a total of 373,410 September Special Warrants. Dallas Research also received 20,000 September Special Warrants in payment of its corporate finance fee. Such September Special Warrants are exercisable for one Common Share and a purchase warrant to purchase one additional Common Share for $2.00 per share. In addition, Sunrise and Dallas Research received an option to acquire 214,900 and 200,000 purchase warrants, respectively, with each warrant exercisable for one Common Share at a price of $1.25 per share. The warrants are subject to certain rights of the Company to force the exercise or cancellation of the warrants.

The purchasers of the September Special Warrants were as follows:

                                  UNITED STATES
     PURCHASER                                        NUMBER OF SPECIAL
                                                      WARRANTS ISSUED

     Baron & Darlene Cass "Family Foundation"                   20,000
     A. Baron Cass III "Childrens Trust"                        80,000
     A. Baron Cass III                                         300,000
     William J. Reik III                                        40,000
     Philip H. Mabry                                            20,000
     Marcus R. Mutz                                             40,000
     James T. Mathis                                             5,000
     Barton J. Cohen                                            80,000
     Barton J. Cohen "Family Foundation"                        20,000
     The Curran Companies, Inc.                                100,000
     Michael D. & Lisbeth H. Bickford                           40,000
     Gary B. Downey                                              8,000
     Howard Kaplan                                              40,000
     Leonard M. Riggs Jr., M.D.                                 66,667
     Peggy A. Riggs                                             33,333
     John L. Strauss                                           400,000
     Howard E. Rachofsky                                       400,000
     John C. Stinson                                            25,000
     Alan R. Kanuk                                              36,000
     Paul Lappetito                                             10,000
     William Collins                                            75,000
     Mark W. Hill                                               50,000
     Hill A. Feinberg                                           20,000
     Alfa Life Insurance Co.                                   200,000
     Alfa Mutual Insurance Co.                                 300,000
     Alfa Mutual Fire Insurance Co.                            300,000
     John W. Holley Grantor Trust                              120,000
     Barbara Wilson and John W. Holley                          28,000
     Barbara Holley Art V Trust                                 20,000
     Barbara Holley Art VII Trust                               48,000
     Rainbow Trading Partners, Ltd.                             80,000
     Rainbow Trading Venture Partners, L.P.                     88,000
     Stanford C. Finney, Jr.                                    80,000
     Jerome Gabbert                                             24,000
     John Lemak                                                 40,000
     James P. Judge                                             40,000
     Charles McKnight                                            8,000
     Gail King                                                  20,000
     Netta Sue King McNight                                      8,000
     Netta Sue King Q-Tip Trust                                 20,000
     Andrea P. Thau Profit Sharing Plan                          8,000
     Andrea Thau Money Purchase Plan                             4,000
     John R. Lieberman                                           4,000
     Donald J. Aho                                               8,000
     Marvin Kigler                                               4,000

     PURCHASER                                        NUMBER OF SPECIAL
                                                      WARRANTS ISSUED

     Stephen Rutledge                                            5,000
     Eli Jacobson                                               32,000
     David Stone                                                80,000
     State Capital Partners                                     40,000
     Christine Ferrer                                           80,000
     Theodore Friedman                                          40,000
     Gross Foundation Inc.                                     200,000
     Howard Milstein                                            80,000
     Edward Milstein                                            80,000
     Paul Scharfer                                              20,000
     Joe Pretlow                                                20,000
     Derek Caldwell                                             40,000
     Aspen Limited Partnership                                  71,000
                                                             ---------
                                                             4,149,000
                                                            ==========


                                     CANADA
     PURCHASER                                        NUMBER OF SPECIAL
                                                      WARRANTS ISSUED

     Sharon Woodward                                            60,000
     Tom Kay RRSP                                               60,000
     Kathleen Margaret Kay                                      60,000
     Sandy Pascuzzi                                             60,000
     John B. Lansdell                                           60,000
     Carl Vandenbrink                                           60,000
     230666 Alberta Ltd.                                        60,000
     Denise Nobert                                              60,000
     Clint Stewart                                              60,000
     Fulton Park                                                90,000
     Jim Bresett                                                60,000
     523905 B.C. Ltd.                                          120,000
                                                              --------
                                                               810,000
                                                              ========

COMMON SHARES ISSUED IN ACQUISITIONS

         On June 6, 1997, the Company issued 141,844 Common Shares to the two owners of Hearing Improvement Center, Inc., in connection with its acquisition. On December 6, 1996, the Company issued 408,000 Common Shares to Deborah Law Cross in connection with the acquisition of Hearing Dynamics. In connection with the acquisition of certain hearing care clinics on October 31, 1996, the Company issued promissory notes in the aggregate principal amount of $2,600,000 to four affiliates of Hearing Health Services, Inc. The notes are due October 31, 1997, and are convertible into Common Shares at $1.30 principal amount per share. On October 1, 1996, the Company issued 1,217,268 Common Shares to Gregory J.
Frazer, 253,091 Common Shares to Carissa Bennett, and 919,177 Common Shares to Jami Tanihana as consideration for the acquisition of certain hearing care clinics located in Southern California. The Company relied on the exemption provided by Section 4(2) of the 1933 Act with respect to the securities issued in the above acquisitions.

EMPLOYEE STOCK OPTIONS

         In reliance on Rule 701 under the 1933 Act, during the fiscal year ended July 31, 1997, the Company granted options for a total of 600,000 Common Shares at an option price of $1.30 per share to certain employees, officers, and directors under the Company's Stock Option Plan (the "1993 Plan"). In addition, the Company granted a total of 1,242,000 options (of which 325,000 options were subsequently canceled) exercisable at prices ranging from $1.12 to $1.50 per share to 12 United States residents who are officers or employees of the Company pursuant to its Stock Award Plan adopted in 1996 (the "1996 Plan") and has relied on Rule 701 to exempt these option grants. During the fiscal year ended July 31, 1997, the Company issued a total of 775,000 Common Shares upon exercise of stock options granted pursuant to the 1993 Plan for an aggregate exercise price of approximately $316,000. No Common Shares have been issued pursuant to the exercise of options granted under the 1996 Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         During the past fiscal year, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of additional hearing care clinics. For the fiscal year ended July 31, 1997, the Company generated total revenues of $13.5 million. As of July 31, 1997, the Company's cumulative deficit was $2.1 million and its total shareholders' equity was $8.8 million. For the fiscal year ended July 31, 1997, the Company incurred a net loss of $1.7 million.

RECENT ACQUISITIONS

         On August 1, 1996, Sonus-USA acquired the assets of Santa Maria Hearing Associates. Consideration for acquisition of the single clinic consisted of $50,000 in cash paid at closing and $25,000 for a covenant not to compete which was paid on January 5, 1997. The intangible assets recorded in the acquisition of the single clinic, including the covenant not to compete, amounted to $76,000.

         On October 1, 1996, Hearing Care Associates Group ("HCA"), consisting of 11 hearing care clinics located in Los Angeles, California, merged with Sonus-USA. The consideration paid by the Company consisted of $314,724 in cash and 2,389,536 shares of Common Stock, of which 597,384 shares are being held by the Company pending satisfaction of a purchase price contingency. An additional $350,861 in cash was paid for covenants not to compete. The intangible assets recorded in the transaction, including the covenants not to compete, amounted to $2,831,000.

         On October 31, 1996, Sonus-USA acquired the assets of the Midwest Division of Hearing Health Services, Inc. (the "Midwest Division"), consisting of 14 hearing care clinics located in the Chicago, Illinois, and Lansing, Michigan metropolitan areas. The consideration paid by the Company consisted of a subordinated convertible note in the principal amount of $2,600,000, which is convertible into 2,000,000 shares of Common Stock at $1.30 per share, and the assumption of certain liabilities in the amount of $360,000. The intangible assets recorded in the transaction, including a covenant not to compete, amounted to $2,379,000.

         On December 6, 1996, Sonus-USA completed a merger with Hearing Dynamics ("HD"), which operated four hearing care clinics in the San Diego, California, area. Cash in the amount of $102,600 and 408,000 shares of Common Stock were exchanged for all of the issued and outstanding shares of HD in connection with the merger. An additional $25,000 was paid to the seller for a covenant not to compete. The intangible assets recorded in the transaction, including the covenant not to compete, amounted to $840,000.

         On December 17, 1996, Sonus-USA acquired all of the common stock of FHC, Inc. ("FHC"). Consideration for acquisition of the single clinic consisted of cash in the amount of $150,000, the issuance of a promissory note in the amount of $150,000 and the assumption and repayment of $100,000 in FHC corporate debt. An additional $112,000 was paid to the sellers for a covenant not to compete. The intangible assets recorded in the transaction, including covenants not to compete, amounted to $472,000.

         On January 9, 1997, Sonus-USA purchased all of the outstanding shares of Hearing Care Associates-Los Angeles, Inc., for total consideration of $301,000. An additional $112,500 was paid to the sellers for a covenant not to compete. The intangible assets recorded in the acquisition of the single clinic, including the covenant not to compete, amounted to $466,000.

         On February 28, 1997, Sonus-USA acquired all of the outstanding shares of Hearing Care Associates-Arcadia, Inc., for $410,338 in cash. An additional $130,170 was paid to the sellers for a covenant not to compete. The intangible assets recorded in the acquisition of the single clinic, including the covenant not to compete, amounted to $404,000.

         On March 6, 1997, Sonus-USA acquired all of the outstanding shares of Hearing Care Associates-Sherman Oaks, Inc., for $26,568 in cash. An additional $33,783 was paid to the sellers for a covenant not to compete. The intangible assets recorded in the acquisition of the single clinic, including the covenant not to compete, amounted to $103,000.

         On March 14, 1997, Sonus-USA acquired all of the outstanding shares of Auditory Vestibular Center, Inc., for total consideration of $84,306. An additional $28,580 was paid to the sellers for a covenant not to compete. The intangible assets recorded in the acquisition of the single clinic, including the covenant not to compete, amounted to $67,000.

         On April 8, 1997, Sonus-USA acquired all of the outstanding shares of Hearing Care Associates -Lancaster, Inc., for $136,751 in cash. An additional $61,877 was paid to the sellers for a covenant not to compete. The intangible assets recorded in the acquisition of the single clinic, including the covenant not to compete, amounted to $140,000.

         On June 6, 1997, Sonus-USA acquired all the outstanding shares of Hearing Improvement Center, Inc., a California corporation operating two hearing care clinics, in exchange for $500,000 in cash, 141,844 shares of Common Stock, a two-year promissory note in the amount of $132,624 payable in equal quarterly installments including interest at 6% per annum, and a three-year promissory note in the amount of $282,036 with accrued interest at the rate of 6% per annum payable at the end of the first year and the balance of the note, including interest, payable in equal monthly installments over the remaining term. An additional $50,000 was paid to the sellers for covenants not to compete. The intangible assets recorded in the acquisition of the two clinics, including covenants not to compete, amounted to $1,108,000.

         On July 8, 1997, Sonus-USA acquired for cash certain assets of Dakota Hearing Aid Service for $40,000 in cash. An additional $10,000 was paid to the seller for a covenant not to compete. The intangible assets recorded in the acquisition , including the covenant not to compete, amounted to $31,000.

         On August 27, 1997, Sonus-USA acquired all the outstanding shares of Hearing Care Associates-Santa Monica, Inc., for $258,268 in cash. An additional $114,135 was paid to the sellers to enter into covenants not to compete. The intangible assets recorded in the acquisition of the clinic, including covenants not to compete, amounted to $260,000.

         As of July 31, 1997, the Company had recorded $9,921,000 in intangible assets, including $955,000 in covenants not to compete, which represented 58% of the Company's total assets. The amortization of the unamortized balance of $9,519,000 at July 31, 1997 will result in an annual non-cash charge to earnings of approximately $490,000 in each of the next 20 years. If all of the covenants not to compete referred to above were currently in effect, an additional non-cash charge to earnings of approximately $229,000 in each of the current and next two fiscal years would also be incurred.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto contained in
Item 7 of this Form 10-KSB.

RESULTS OF OPERATIONS

Year Ended July 31, 1997, Compared to Year Ended July 31, 1996

         Accounts Receivable Turnover. The Company's accounts receivable turnover increased to 74 days for the fiscal year ended July 31, 1997 from 61 days in the prior fiscal year. The Company's accounts receivable balances consisted primarily of insurance proceeds to be received from managed care and third party insurance providers.

         Revenues. Total revenues for the fiscal year ended July 31, 1997, were $13,462,000, representing a 463% increase over revenues of $2,389,000 for the prior fiscal year. Of this increase, $10,015,000 was attributable to the 39 clinics acquired during fiscal 1997. Product sales revenues were $11,627,000 for the 1997 fiscal year, up 395% from the $2,345,000 for fiscal 1996. Audiological service revenues increased from $44,000, or 2% of total revenues in fiscal 1996, to $1,835,000, or 14% of total revenues, for the 1997 fiscal year. Substantially all of the clinics acquired in the United States separately charge for the performance of audiological services when a hearing instrument is purchased. The Company's policy in the past was to waive the fee if a hearing instrument was purchased.

         Gross Profit on Product Sales. Product gross profit for the fiscal year ended July 31, 1997, was $6,617,000 compared to $1,328,000 for the prior fiscal year. Gross profit percentage was 58% for both fiscal 1997 and fiscal 1996. The Company expects its gross profit percentage to improve in fiscal 1998 due to higher volume discounts and improved product sales management.

         Operating Expenses. Operating expenses for the fiscal year ended July 31, 1997, were $10,185,000, representing an increase of 419% over operating expenses of $1,961,000 for the prior fiscal year. As a percentage of total revenues, operating expenses decreased to 76% for the fiscal year ended July 31, 1997, from 82% for fiscal 1996, primarily due to fixed costs being spread over a larger revenue base.

LIQUIDITY AND CASH RESERVES

         During September 1996, the Company issued 810,000 special warrants in a private placement in Canada at a price of $1.25 for gross proceeds of $1,012,500. In December 1996, the Company issued 4,149,000 special warrants in a private placement in the United States at a price of $1.25 for gross proceeds of $5,186,250. Each special warrant issued in Canada entitled the holder to 1.1 shares of Common Stock and a share purchase warrant to acquire an additional 1.1 shares of Common Stock at a price of $2.00 per share. Each special warrant issued in the United States entitled the holder to one share of Common Stock and a share purchase warrant to acquire one additional share of Common Stock at a price of $2.00 per share. The share purchase warrants expire on August 31, 1998. However, if the closing bid for the Common Stock is in excess of $3.00 per share for a period of 20 consecutive trading days (as traded on the ASE or another more senior North American stock exchange), the Company has the option upon 45 days' prior written notice to the holders to force the exercise or cancellation of the share purchase warrants. The actual uses of the proceeds of the September and December 1996 private placements are as follows (in thousands):

                  Working capital                        $1,500
                  Capital expenditures                      600
                  Acquisitions                            3,400
                  Offering and registration costs           700
                                                        -------
                                                         $6,200
                                                        =======

         During the fiscal year ended July 31, 1997, the Company acquired 39 hearing care clinics located in California, Illinois, Michigan, New Mexico and North Dakota. The acquisitions were funded primarily through the issuance of Common Stock valued at $3.3 million, the issuance of convertible subordinated notes in an aggregate principal amount of $2.6 million, the issuance of $565,000 in promissory notes, cash payments totaling $2.1 million, and the assumption of debt totaling $460,000. Consideration paid for covenants not to compete amounted to $955,000.

         During the fiscal year ended July 31, 1996, the Company acquired four hearing care clinics in Canada and two clinics in the United States. The acquisitions were funded through the issuance of a convertible note in the amount of $127,000, the issuance of $77,000 in promissory notes, and cash payments totaling $196,000. Consideration paid for covenants not to compete amounted to $15,000.

         Sonus-Canada Ltd., the Company's Canadian operating subsidiary, has a revolving demand loan with the Royal Bank of Canada providing for borrowings up to $182,000 at July 31,1997. As of July 31, 1997, there were no advances outstanding against this line, compared to advances totaling $33,200 as of July 31, 1996. Advances under the line of credit bear interest at 1% above the Royal Bank of Canada prime rate, which was 4.75% at July 31, 1997. Advances under the revolving line of credit are secured by all the assets of Sonus-Canada Ltd. and are personally guaranteed by a shareholder.

         In July 1997, Sonus-USA obtained a $500,000 line of credit from Phonak, Inc., a hearing instrument manufacturer. The line of credit is secured by a portion of Sonus-USA's accounts receivable, is guaranteed by the Company, and bears interest at the prime rate on a fully floating basis. Debt service is interest only payable monthly until July 16, 1998, when all amounts outstanding under the line of credit will be due. At July 31, 1997, no amounts were outstanding under the line of credit.

         During fiscal 1997, the Company expended approximately $800,000 to develop a management information system to link each clinic with the Company's headquarters. Approximately $500,000 of this amount was financed by means of a four-year capital lease, requiring payments of approximately $10,000 per month.

         The Company believes that its existing cash balances, amounts available under its revolving lines of credit, and cash from operations will be sufficient to fund its existing operations. However, to execute its long-term business strategy, the Company will require additional funding in order to acquire new clinics and to expand into other geographic markets. The Company plans to fund its long-term liquidity needs by a combination of the following methods: (i) obtaining lease financing for significant capital expenditures; (ii) issuing debt; (iii) raising additional privately placed equity; and (iv) the exercise of outstanding share purchase warrants. In the event the Company ultimately fails to consummate any of the foregoing strategies, the Company will be unable to continue to pursue its acquisition strategy, necessitating significant reductions in administrative personnel in order to reduce expenses. There can be no assurance that any such financing alternatives will be available to the Company or will be available on terms acceptable to the Company.

SHARES HELD IN ESCROW

         At October 21, 1997, 4,250,000 Common Shares (the "Escrow Shares") were held in escrow in accordance with an escrow agreement dated October 7, 1994. All of the Escrow Shares are held by officers and directors of the Company. The escrow agreement provides that (i) one Common Share will be released for each $0.08 (converted from Canadian dollars at October 1, 1997) of cash flow generated by the Company, (ii) the release shall only be made pursuant to a written application to The Alberta Stock Exchange, and (iii) the maximum number of shares to be released in any year to a shareholder is limited to one-third of the original number of shares held in escrow on behalf of such shareholder. For purposes of the escrow agreement, "cash flow" is defined as the Company's net income as shown on the Company's audited financial statements, plus depreciation, depletion, deferred taxes, and amortization of goodwill and research and development costs. The Escrow Shares have been accounted for as presently issued and outstanding shares for balance sheet purposes but are considered to be "contingent shares" and have been excluded from the computation of net loss per Common Share. If the Escrow Shares are released pursuant to the terms of the escrow agreement, the fair value of such shares will be required to be recognized by the Company as compensation expense during the period in which such shares are released.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 at January 31, 1998 for the quarter then ended. All prior period EPS data will be restated to conform with SFAS No. 128. The Company does not expect this statement to have a significant impact on its EPS calculations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company does not anticipate any significant impact on reported results of operations due to the adoption of SFAS No. 130. The Company plans to adopt SFAS No. 130 at January 31, 1998, for the quarter then ended and at that time earlier financial statements will be reclassified for comparative purposes.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way segment information is reported for public companies and requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Statement was only recently issued, and although the Company has not fully determined its complete impact, the Company does not foresee any material change due to adoption of this statement on its financial presentation to shareholders. The Company plans to adopt SFAS No. 131 at January 31, 1998, for the quarter then ended and at that time earlier financial statements will be reclassified for comparative purposes if necessary.

ITEM 7. FINANCIAL STATEMENTS


              REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS
HEALTHCARE CAPITAL CORP.:


         We have audited the accompanying consolidated balance sheet of HealthCare Capital Corp. and subsidiaries as of July 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthCare Capital Corp. and subsidiaries as of July 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                        /s/ KPMG Peat Marwick LLP



Portland, Oregon
October 24, 1997

                                AUDITORS' REPORT



To the Shareholders of
HealthCare Capital Corp.

We have audited the consolidated balance sheet of HealthCare Capital Corp. and subsidiaries as of July 31, 1996, and the related statements of operations and retained earnings (deficit), cash flows and shareholders' equity for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the consolidated financial position of HealthCare Capital Corp. and subsidiaries as of July 31, 1996, and the consolidated results of their operations, and their cash flows for the year then ended in accordance with generally accepted accounting principles as adopted in the United States of America.



                                        /s/ Shikaze Ralston
                                            Chartered Accountants

Vancouver, Canada
October 24, 1996

                            HEALTHCARE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                           July 31,
                                                             1997
                                                         -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,099
   Accounts receivable, net of allowance
     for doubtful accounts and contractual
     write downs of $361                                       2,514
   Other receivables                                             314
   Inventory                                                     425
   Prepaid expenses                                              260
                                                             -------
            Total current assets                               4,612
Property and equipment, net                                    2,277
Other assets                                                     136
Goodwill and covenants not to compete, net                     9,519
                                                             -------
                                                             $16,544
                                                             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank loans and short-term notes payable                   $    59
   Accounts payable and accrued liabilities                    3,395
   Convertible notes payable                                   2,600
   Capital lease obligation, current portion                     101
   Long term debt, current portion                               357
                                                             -------
            Total current liabilities                          6,512
Capital lease obligation, non-current portion                    305
Long term debt, non-current portion                              765
Convertible notes payable                                        127
                                                             -------
            Total liabilities                                  7,709

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value per share,
     unlimited number of shares authorized,
     27,138,288 shares issued and outstanding                 11,131
   Notes receivable from shareholders                           (124)
   Accumulated deficit                                        (2,117)
   Treasury stock, 19,800 shares at cost                         (33)
   Cumulative translation adjustment                             (22)
                                                             -------
            Total shareholders' equity                         8,835
                                                             -------
                                                             $16,544
                                                             =======


          See accompanying notes to consolidated financial statements.

                            HEALTHCARE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                       Years ended July 31,
                                      -----------------------
                                        1997           1996
                                      --------        -------
Net revenues                          $13,462         $ 2,389
                                      -------         -------

Costs and expenses:
  Cost of products sold                 5,010           1,017
  Clinical expenses                     5,985           1,197
  General and administrative expenses   3,410             639
  Depreciation and amortization           790             125
                                      -------         -------
Total costs and expenses               15,195           2,978
                                      -------         -------
Loss from operations                   (1,733)           (589)

Other income (expense):
  Interest income                          76               8
  Interest expense                        (47)              -
  Other, net                                3               -
                                      -------         -------
Net loss                              $(1,701)        $  (581)
                                      =======         =======

Weighted average outstanding shares    20,049          10,598
                                      =======         =======
Net loss per share                    $ (0.08)        $ (0.05)
                                      =======         =======


          See accompanying notes to consolidated financial statements.

                            HEALTHCARE CAPITAL CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                 Shareholder             Cumulative                  Total
                                       Common      Notes    Accumulated  Translation Treasury    Shareholders'
                                       Stock     Receivable    Deficit   Adjustment    Stock         Equity
                                    ----------  ------------ ---------- ------------ ---------- -------------
BALANCE AT JULY 31, 1995            $     175      $   --    $    165    $     (2)   $     --      $  338

   Issuance of 3,000,000 shares of
    common stock under private
    placement (net proceeds)              416          --          --          --          --         416
   Exercise of stock options for
    600,000 shares of common              102          --          --          --          --         102
    stock
   Issuance of 872,000 shares of
    common stock upon conversion
    of Company's promissory note          160          --          --          --          --         160
   Issuance of 1,905,748 shares of
    common stock under private
    placement (net proceeds)            1,072          --          --          --          --       1,072
   Translation adjustment                  --          --          --           5          --           5
   Net loss                                --          --        (581)         --          --        (581)
                                      -------     -------     -------     -------     -------     -------
BALANCE AT JULY 31, 1996                1,925          --        (416)          3          --       1,512

   Issuance of 112,800 shares of
    common stock in connection
    with receipt of tax credit             38          --          --          --          --          38
   Exercise of stock options for
    775,000 shares of
    common stock                          316        (124)         --          --          --         192
   Issuance of 2,939,380 shares of
    common stock in connection
    with acquisitions                   3,291          --          --          --          --       3,291
   Issuance of 5,467,410 shares of
    common stock under private
    placement (net proceeds)            5,529          --          --          --          --       5,529
   Exercise of warrants for
    35,750 shares of common                32          --          --          --          --          32
    stock
   Repurchase of 19,800 shares of
    treasury stock                         --          --          --          --         (33)        (33)
   Translation adjustment                  --          --          --         (25)         --         (25)
   Net loss                                --          --      (1,701)         --          --      (1,701)
                                      -------     -------     -------     -------     -------     -------
BALANCE AT JULY 31, 1997            $  11,131     $  (124)    $(2,117)    $   (22)    $   (33)    $ 8,835
                                      =======     =======     =======     =======     =======     =======

          See accompanying notes to consolidated financial statements.

                            HEALTHCARE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years ended July 31,
                                                                           ---------------------------
                                                                             1997               1996
                                                                           ---------            ------
Cash flows from operating activities:
    Net loss                                                               $(1,701)             $ (581)
    Adjustments  to  reconcile  net  loss to net  cash
    provided  by  (used  in) operating activities:
       Provision for bad debt expense                                           47                  --
       Depreciation and amortization                                           790                 125
    Changes in non-cash working capital:
       Accounts receivable                                                  (2,158)                 (7)
       Other receivables                                                      (314)                 --
       Inventory                                                              (281)                (16)
       Prepaid expenses                                                       (219)                (25)
       Income taxes recoverable                                                  9                  14
       Accounts payable and accrued liabilities                              2,932                  45
       Deferred purchase discounts                                              --                 (23)
                                                                           -------              ------
          Net cash used in operating activities                               (895)               (468)
                                                                           -------              ------
Cash flows from investing activities:
    Purchase of property and equipment                                      (1,941)               (293)
    Deferred acquisition costs, net                                            132                (268)
    Net cash paid on business acquisitions                                  (3,389)               (238)
                                                                           -------              ------
          Net cash used in investing activities                             (5,198)               (799)
                                                                           -------              ------
Cash flows from financing activities:
    Net proceeds (repayments) of long term debt
       and capital lease obligations                                         1,382                (101)
    Deferred financing costs, net                                               42                 (42)
    Advances (repayments) of bank loans and short-term notes payable            26                 (75)
    Advances from (repayments to) shareholders                                (124)               (235)
    Issuance (redemption) of convertible notes                                  --                 (33)
    Issuance of common stock for cash,
       net of costs                                                          5,915               1,750
    Acquisition of treasury stock                                              (33)                 --
                                                                           -------              ------
          Net cash provided by financing activities                          7,208               1,264
                                                                           -------              ------
Net increase (decrease) in cash and cash equivalents                         1,115                  (3)

Effect on cash and cash equivalents of changes in foreign translation rate     (27)                 (2)
Cash and cash equivalents at the beginning of the year                          11                  16
                                                                           -------              ------
Cash and cash equivalents at the end of the year                           $ 1,099              $   11
                                                                           =======              ======

Required supplemental disclosures:
    Interest paid during year                                              $    41               $  14
    Non-cash financing activities:
       Issuance of long-term debt in acquisitions                          $ 1,025               $ 206
       Issuance of convertible notes in acquisitions                       $ 2,600               $  --
       Issuance of common stock in acquisitions                            $ 3,291               $  --



     See accompanying notes to consolidated financial statements.

                            HEALTHCARE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Company
         ----------------------

         HealthCare Capital Corp. doing business as Sonus (the "Company"), an Alberta, Canada corporation, through its primary operating subsidiaries, Sonus-Canada Ltd. (formerly HC HealthCare Hearing Clinics Ltd.), a British Columbia, Canada corporation, and Sonus-USA, Inc. (formerly HealthCare Hearing Clinics, Inc.), a Washington corporation, currently owns and operates a network of 52 hearing care clinics in the United States and Western Canada. The clinics are located primarily in the metropolitan areas of Los Angeles, California; San Diego, California; Chicago, Illinois; Lansing, Michigan; Albuquerque, New Mexico; Vancouver, British Columbia; and Calgary, Alberta. Each of the Company's hearing care clinics provides its hearing impaired patients with a full range of audiological products and services. The Company intends to expand its network of hearing care clinics by acquiring clinics in its existing, as well as new, geographic markets.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the Company's wholly owned subsidiaries. All significant intercompany accounts have been eliminated. The functional currency of all of the Company's Canadian operations is the Canadian dollar while the functional currency of the Company's U.S. operations is the U.S. dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", assets and liabilities recorded in Canadian dollars are remeasured at current rates in existence on July 31, 1997. Exchange gains and losses from remeasurement of assets and liabilities recorded in Canadian dollars are treated as unrealized gains and losses and reported as a separate component of stockholders' equity.

         Revenue Recognition
         -------------------

         Revenues from the sale of hearing instrument products are recognized at the time of delivery. Revenues from the provision of hearing care diagnostic services are recognized at the time that such services are performed. As of July 31, 1997 and 1996, net revenues consisted of the following (in thousands):

                                                 1997              1996
                                                 ----              ----

         Product revenue                      $  11,627          $   2,345
         Service revenue                          1,835                 44
                                              ---------          ---------
                                              $  13,462          $   2,389
                                              =========          =========

         Income Taxes
         ------------

         The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

                            HEALTHCARE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Cash and Cash Equivalents
         -------------------------

         Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less.

         Inventory
         ---------

         Inventories are stated at the lower of cost (first in, first out) or net realizable value.

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost and depreciated as follows:

         Professional equipment       20% declining balance
         Office equipment             30% declining balance
         Automotive equipment         30% declining balance
         Leasehold improvements       Straight line over five years
         Computer equipment           30% declining balance

         In the year of acquisition, depreciation is calculated at one-half the above noted rates. Property and equipment purchased under capitalized leases are amortized over the shorter of the lease term or their estimated useful life and such depreciation is included with depreciation expense. Property and equipment at July 31, 1997 consists of the following (in thousands):

         Professional equipment                           $     930
         Office equipment                                       481
         Automotive equipment                                    16
         Leasehold improvements                                 405
         Computer equipment                                   1,144
                                                          ---------
                                                              2,976
         Less accumulated depreciation                         (699)
                                                          ---------
                                                          $   2,277
                                                          =========

         Advertising Expenses
         --------------------

         The Company defers its advertising costs until the advertisement is actually run, at which time the full expense is recognized. Deferred advertising costs were $89,000 and $0 for the years ended July 31, 1997 and 1996, respectively. Advertising expense was $786,000 and $207,000 for the years ended July 31, 1997 and 1996, respectively.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill and Covenants not to Compete
         -------------------------------------

         The unallocated purchase costs in excess of the net assets acquired (goodwill) is being amortized on the straight-line basis over twenty years. Non-compete agreements are amortized on the straight-line basis upon termination of the contracted employee for any reason. Goodwill and covenants not to compete as of July 31, 1997 are as follows (in thousands):

         Goodwill                                         $   8,966
         Covenants not to compete                               955
         Less:  accumulated amortization                       (402)
                                                          ---------
                                                          $   9,519
                                                          =========

         The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted projected future cash flows of the acquired businesses from which the goodwill arose. Amortization charged to operations was $364,000 and $17,000 for the years ended July 31, 1997 and 1996, respectively.

         Deferred Acquisition and Financing Costs
         ----------------------------------------

         Costs related to the acquisition of clinics are deferred and, upon successful completion of acquisitions, are allocated to the assets acquired and are subject to the accounting policies outlined above. Costs related to potential acquisitions that are unsuccessful are expensed in the periods in which it is determined that such acquisitions are unlikely to be consummated. Costs related to issuing shares are deferred and upon the issuance of the related shares, are applied to reduce the net proceeds of the issue.

         Earnings Per Share
         ------------------

         Earnings per share is based on the weighted average number of common shares outstanding in each period. Common share equivalents represented by convertible debt and contingent shares held in escrow have not been included in the calculation of earnings per share as the effect would be anti-dilutive.

         Concentrations of Credit Risk
         -----------------------------

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company's trade accounts receivable are derived from numerous private payers, insurance carriers, health maintenance organizations and government agencies. Concentration of credit risk relating to trade accounts receivable is limited due to the diversity and number of patients and payers.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of financial instruments such as cash and cash equivalents, trade receivables, notes receivable, trade payables and notes payable, approximate their fair value.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Use of Estimates
         ----------------

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications
         -----------------

         Certain amounts in the 1996 financial statements have been reclassified in order to conform to the 1997 presentation.

NOTE 2.  ACQUISITIONS

         During the fiscal year ended July 31, 1997, the Company purchased 39 hearing care clinics based in the United States in 12 separate transactions. In each transaction, the acquisitions were accounted for as purchase transactions. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price (goodwill) is being amortized on a straight line basis over 20 years. Purchase price adjustments may arise in the event working capital on the closing date deviates from the minimum working capital requirement specified in the purchase agreement. The operating results of each acquired clinic have been included in the consolidated statements of operations from each respective acquisition date.

        Certain acquisitions have been structured using the Company's common shares or debt convertible into the Company's common shares as a portion of the consideration of the transaction. The valuation of the Company's common shares given in consideration is based on the market price for a reasonable period before and after the date the terms of an acquisition are agreed to, announced and approved by regulatory authorities.

         Santa Maria Hearing Associates
         ------------------------------

        On August 1, 1996, Sonus-USA, Inc. acquired for cash certain assets of Santa Maria Hearing Associates at a cost of $50,000. The seller entered into a three year covenant not to compete with Sonus-USA, Inc. for consideration of $25,000 which was paid on January 5, 1997.

         Hearing Care Associates Group
         -----------------------------

         On October 1, 1996, Sonus-USA, Inc. completed the merger of Hearing Care Associates -Northridge, Inc., Hearing Care Associates - Glendora, Inc., and Hearing Care Associates - Glendale, Inc. (collectively "HCA") through a merger of these HCA corporations at a cost of $2,704,260. As consideration for this merger, the Company paid cash of $314,724 and issued 2,389,536 common shares of the Company at a price of $1.00 per share. For cash consideration of $314,724 paid on closing plus $36,137 paid on November 1, 1996, the sellers entered into covenants not to compete for a period of three years after their employment terminates.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 2.  ACQUISITIONS (CONTINUED)

         Hearing Health Services, Inc.
         -----------------------------

         On October 31, 1996, Sonus-USA, Inc. purchased substantially all of the assets of the Midwest Division of Hearing Health Services, Inc. at a cost of $2,960,000. Consideration for this acquisition was in the form of a secured $2,600,000 convertible note payable due October 31, 1997 and assumption of a $360,000 note payable. The former note is convertible into 2,000,000 common shares of the Company at a rate of $1.30 per share.

         Hearing Dynamics
         ----------------

         On December 6, 1996, Sonus-USA, Inc. merged with Hearing Dynamics ("HD"), a California corporation. The merger of HD into Sonus-USA, Inc. was consummated as a tax-free merger whereby common shares of the Company were exchanged for all the issued and outstanding shares of HD at a cost of $804,360. Consideration for this acquisition was $102,600 cash paid on closing and 408,000 common shares of the Company issued at a price of $1.72 per share. A total of 118,000 shares are subject to restrictions on sale or transfer. Such restrictions will lapse as to one-third of such shares on November 30 in each of 1997, 1998, and 1999. In addition, 80,000 of the shares are being held by the Company (the "Contingent Shares"). If for any of the three years ending on November 30, 1997, 1998 or 1999, the income of HD before interest, taxes, depreciation and amortization and after a corporate overhead allocation falls below 20% of the net revenues of the business for such year, the seller may elect to pay the Company $1.00 or cancel one Contingent Share for each $1.00 of shortfall. A Contingent Share is also required to be canceled or a dollar retained for each $1.72 of long-term liabilities of the business as of the date of closing of the acquisition and for each $1.72 of net accounts receivable that remains uncollected after a specified time period. For cash consideration of $25,000 paid on closing, the seller entered into a covenant not to compete for a period of one year after employment terminates.

         FHC, Inc.
         ---------

         On December 17, 1996, Sonus-USA, Inc. acquired all of the outstanding shares of FHC, Inc., a New Mexico corporation, at a cost of $400,000. Consideration for this acquisition was $250,000 cash paid on closing and a three-year promissory note of $150,000 bearing interest at 6 1/2% per annum. For consideration of $112,233 payable over a three-year period, the sellers also entered into covenants not to compete for a period of three years from the date of closing.

         Hearing Care Associates - Los Angeles, Inc.
         -------------------------------------------

         On January 9, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Hearing Care Associates - Los Angeles, Inc. for total consideration of $301,000. For cash consideration of $112,500, the sellers entered into covenants not to compete for a period of three years after employment terminates.

         Hearing Care Associates - Arcadia, Inc.
         ---------------------------------------

         On February 28, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Hearing Care Associates - Arcadia, Inc. at a cost of $410,338 cash paid on closing. For cash consideration of $130,170, the sellers entered into covenants not to compete for a period of three years after employment terminates.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 2.  ACQUISITIONS (CONTINUED)

         Hearing Care Associates - Sherman Oaks, Inc.
         --------------------------------------------

         On March 6, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Hearing Care Associates - Sherman Oaks, Inc. at a cost of $26,568 cash paid on closing. For cash consideration of $33,783, the sellers entered into covenants not to compete for a period of three years after employment terminates.

         Auditory Vestibular Center, Inc.
         --------------------------------

         On March 14, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Auditory Vestibular Center, Inc. for total consideration of $84,306. For cash consideration of $28,580, the sellers entered into covenants not to compete for a period of three years after employment terminates.

         Hearing Care Associates - Lancaster, Inc.
         -----------------------------------------

         On April 8, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Hearing Care Associates - Lancaster, Inc. for total consideration of $136,751. For cash consideration of $61,877, the sellers entered into covenants not to compete for a period of three years after employment terminates.

         Hearing Improvement Center, Inc.
         --------------------------------

         On June 6, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Hearing Improvement Center, Inc. for consideration of $500,000 cash paid on closing, 141,844 common shares of the Company issued at a price of $1.41 per share, a two-year promissory note in the amount of $132,624 payable in quarterly installments including interest at 6% per annum and a three-year promissory note in the amount of $282,036 with accrued interest at a rate of 6% per annum payable at the end of the first year and the balance of the note, including interest, payable in equal monthly installments over the remaining term. For cash consideration of $50,000, the sellers entered into covenants not to compete for a period of three years after employment terminates.

         Dakota Hearing Aid Service
         --------------------------

         On July 8, 1997, Sonus-USA, Inc. acquired for cash certain assets of Dakota Hearing Aid Service at a cost of $40,000. The seller entered into a three-year covenant not to compete with Sonus-USA, Inc. for cash consideration of $10,000.

NOTE 3.  FINANCING ARRANGEMENTS

         Bank Loan
         ---------

         Sonus-Canada Ltd. maintains a revolving bank demand loan bearing interest at the bank's prime rate plus 1% per annum (5.75% at July 31, 1997), secured by a general security agreement covering all assets of Sonus-Canada Ltd., the postponement of claim by the shareholders and the guarantee of a shareholder. The loan provides for a maximum credit limit of $182,000. At July 31, 1997, no amounts were outstanding under the loan.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 3.  FINANCING ARRANGEMENTS (CONTINUED)

         Line of Credit
         --------------

         In July 1997, Sonus-USA, Inc. obtained a $500,000 line of credit from Phonak, Inc., a hearing instrument manufacturer. The line of credit is secured by a portion of Sonus-USA, Inc.'s accounts receivable, is guaranteed by the Company, and bears interest at the prime rate on a fully floating basis. Debt service is interest only, payable monthly until July 16, 1998, when all amounts outstanding under the line of credit will be due. At July 31, 1997, no amounts were outstanding under the line of credit.

         Short-term Notes Payable
         ------------------------

         Sonus-USA, Inc. and Sonus-Canada Ltd. have entered into short-term, non-interest bearing notes with certain hearing instrument manufacturers. The outstanding balance of the notes as of July 31, 1997 was $59,000.

NOTE 4.  LONG-TERM DEBT

         Long-term debt consists of the following at July 31, 1997 (in thousands except for installment amounts):

         Secured  bank loan payable in  installments  of $726 per
         month plus  interest  calculated  at the bank prime rate
         plus 1-1/2% per annum                                         $      7

         Equipment  loan  from  a  supplier.  The  loan  requires
         fifty-two equal  installments every four weeks of $2,124
         including  interest  calculated  at the  rate of 10% per
         annum                                                               75

         Unsecured note payable in annual installments of $50,000
         plus interest calculated at 6.5% per annum,  maturing on
         December 17, 1999                                                  150

         Unsecured,   non-interest   bearing   note   payable  in
         quarterly  installments of $9,352,  maturing on December
         31, 1999                                                            94

         Equipment loans from suppliers,  with maturities ranging
         from  October,  1999  to  December,   2018  and  monthly
         payments, including interest at rates ranging from 0% to
         9% per annum aggregating $3,165                                     82

         Unsecured note payable in monthly installments of $1,357
         including  interest  calculated  at the  rate  of 8% per
         annum, maturing on February 1, 1999                                 23

         Note  payable  requiring  monthly  installments  of $351
         including interest calculated at 18% per annum, maturing
         on April 15, 2002                                                   13

         Note payable  requiring  payment of accrued  interest of
         $17,395  on  June  6,  1998,  and  monthly  installments
         thereafter of $12,500 including  interest  calculated at
         6% per annum  compounded  monthly,  maturing  on June 6,
         2000                                                               282

         Note payable requiring quarterly installments of $17,716
         including interest calculated at 6% per annum,  maturing
         on June 6, 1999                                                    133

         Secured note payable requiring  monthly  installments of
         $1,000  including  interest  calculated at 6% per annum,
         maturing February 1, 1999                                           23

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 4.  LONG-TERM DEBT (CONTINUED)

         Note payable requiring annual installments of $120,000 plus interest calculated at 6% per annum, maturing on July 1, 1999

                                                                            240
                                                                    -----------
                                                                          1,122
         Less current portion
                                                                           (357)
                                                                    -----------
                                                                    $       765
                                                                    ===========

         The maturities of long-term debt are as follows (in thousands): 1998 - $357; 1999 - $459; 2000 - $237; 2001 - $11; 2002 - $4; thereafter $54.

NOTE 5.  CAPITAL LEASES

         The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 1997 (in thousands):

         1998                                                       $       132
         1999                                                               127
         2000                                                               126
         2001                                                                88
                                                                   ------------
         Total minimum lease payments                                       473
         Less:  amount representing interest                                (67)
                                                                   ------------
         Present value of minimum lease payments                            406
         Less current portion                                              (101)
                                                                   ------------
                                                                   $        305
                                                                   ============

         Total assets under capitalized leases at July 31, 1997, were $305,000, net of accumulated depreciation of $131,000.

NOTE 6.  CONVERTIBLE NOTES PAYABLE

         Convertible notes payable consist of the following at July 31, 1997 (in thousands except for per share amounts):

         Non-interest  bearing  note due on  demand;  convertible
         into common shares of the Company at a rate of $1.00 per
         share                                                     $        127

         Non-interest   bearing   note  due  October  31,   1997;
         convertible  into common shares of the Company at a rate
         of $1.30 per share                                               2,600
                                                                    -----------
                                                                    $     2,727
                                                                    ===========

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 7.  SHAREHOLDERS' EQUITY

         Common Stock
         ------------

         On February 28, 1996, the Company issued 1,700,000 special warrants at a price of $0.74 for gross proceeds of $1,250,690. The special warrants provided for the conversion of each February special warrant to 1.1 units. Each unit consisted of one common share and one share purchase warrant. The February special warrants were converted into common shares at no additional cost to the holder on February 28, 1997. Each share purchase warrant represents the right to purchase one common share at a price of $1.10 until expiration on February 28, 1998.

         A private placement in Canada of 810,000 special warrants was consummated by the Company in September 1996 and a private placement in the United States of 4,149,000 special warrants was consummated by the Company in December 1996. Such special warrants are collectively referred to as the September special warrants. The aggregate offering price for the September special warrants was $1,012,500 for those sold in Canada and $5,186,250 for those sold in the United States. Each of the September special warrants placed in Canada entitled the holder to receive 1.1 common shares and 1.1 share purchase warrants, with each such warrant exercisable for one common share at a price of $2.00 per share. Each of the September special warrants placed in the United States entitled the holder thereof to receive one common share and one share purchase warrant to purchase an additional common share for $2.00 per share.

         In connection with the offering of the September special warrants in Canada, the Company's placement agent (the Canadian Agent) received a selling commission consisting of $48,625 in cash and 34,000 September special warrants exercisable for one common share and one share purchase warrant to purchase an additional common share for $2.00 per share and was granted an option to acquire 81,000 share purchase warrants, each exercisable for one common share at a price of $1.25 per share. The Canadian Agent also received a $61,987 syndication fee and a $37,097 corporate finance fee.

         In connection with the placement of the September special warrants in the United States, the Company's two placement agents (the U.S. Agents) each received a selling commission equal to 9 percent of the gross proceeds in the form of September special warrants, or a total of 373,410 September special warrants. One of the U.S. Agents also received 20,000 September special warrants in payment of its corporate finance fee. Such September special warrants are exercisable for one common share and a share purchase warrant to purchase one additional common share for $2.00 per share. In addition, the U.S. Agents received an option to acquire 214,900 and 200,000 share purchase warrants, respectively, with each warrant exercisable for one common share at a price of $1.25 per share. All of the share purchase warrants issued in September or December of 1996 are subject to certain rights of the Company to force exercise or cancellation.

         A total of 5,250,000 outstanding shares were held in escrow at July 31, 1997. All such shares are registered in the shareholders' respective names with all voting rights attached and exercisable by the respective registered shareholder. The escrowed shares are restricted as to transferability. The release of 1,000,000 shares was subject to lapse of time provisions; the shares were released on October 21, 1997. The release of the remaining 4,250,000 shares is subject to the following provisions:

        o One share will be released for each $0.08 of cash flow generated by the Company;

        o Release shall only be made pursuant to a written application to The Alberta Stock Exchange; and

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 7.  SHAREHOLDERS' EQUITY (CONTINUED)

        o The maximum number of shares to be released in any year to a shareholder shall be one-third of the original number of shares held in escrow on behalf of such shareholder.

         Stock Option Plans
         ------------------

         The Company has two stock option plans, the Stock Option Plan ("1993 Plan") and the Stock Award Plan ("1996 Plan") pursuant to which the Company may grant to officers, directors, employees and consultants incentive and non-qualified options to purchase up to 10% of the outstanding common shares under the 1993 Plan and up to 3,000,000 common shares under the 1996 Plan, subject to applicable regulatory limits. The 1996 Plan is subject to shareholder approval at the Company's 1997 annual meeting. The exercise price of options granted under the plans may not be less than 75% of the fair market value of the Company's common shares at the date of grant (100% for tax-qualified incentive stock options). Options become exercisable at the date of grant or in equal annual installments over a period of one to four years from the date of grant. The options generally expire five years after the date of grant.

      The 1996 Plan also provides for the granting of stock appreciation rights, restricted units, performance awards and other stock-based awards. The Company had no such awards or rights outstanding at July 31, 1997 or 1996.

The activity during the years ended July 31, 1997 and 1996 was as follows:

                                   1997                        1996
                         --------------------------  --------------------------
                                        Weighted-                   Weighted-
                                         Average                     Average
                          Options       Exercise       Options       Exercise
                                         Price                        Price
                         ----------   ------------   ---------      ----------
Outstanding - beginning  1,700,000           $0.83     450,000           $0.28
of year
     Granted             1,842,000           $1.37   1,850,000           $0.79
     Exercised            (775,000)          $0.41    (600,000)          $0.17
     Canceled             (325,000)          $1.50           -           $   -
                         ---------    ------------   ---------      ----------
Outstanding - end of     2,442,000           $1.28   1,700,000           $0.83
year                     ==========   =============  =========      ==========
Exercisable at end of      887,500           $1.19
year
Weighted-average fair
value of options granted
during the year                              $0.89                       $1.23

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 7.  SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at July 31, 1997:

                        Options Outstanding              Options Exercisable
               --------------------------------------  -------------------------
                              Weighted-
                  Number       Average    Weighted-      Number      Weighted -
  Range of     Outstanding    Remaining    Average     Exercisable    Average
  Exercise        as of       Contractual  Exercise       as of       Exercise
   Prices     July 31, 1997      Life       Price     July 31, 1997     Price
-------------- -------------  ----------- -----------  ------------  -----------
  $0.05 -- $0.20     50,000         2.66       $0.18        50,000        $0.18
  $0.25 -- $0.30    300,000         3.39       $0.28       300,000        $0.28
  $0.70 -- $0.75    125,000         3.55       $0.72        87,500        $0.72
  $1.10 -- $1.15    250,000         4.77       $1.12           -          $  -
  $1.25 -- $1.35    600,000         4.18       $1.30           -          $  -
  $1.40 -- $1.50    667,000         4.49       $1.46           -          $  -
  $1.95 -- $2.10    450,000         3.57       $2.00       450,000        $2.00
----------------- ---------   ----------  ----------   -----------   -----------

  $0.05 -- $2.10  2,442,000         4.05       $1.28       887,500        $1.19
                  =========                                =======

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its stock option grants. Pro forma information regarding net income (loss) and net income
(loss) per share is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if the Company had accounted for all 1997 and 1996 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income (loss) or net income (loss) per share for future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 1997 and 1996: risk-free interest rates of 5.94% and 6.43%, respectively, an expected option life of 4.92 years and 4.24 years, respectively, expected volatility of 96% and dividend yield of zero.

      The Black-Scholes method is one of many models used to calculate the fair value of options that are freely tradable, fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 7.  SHAREHOLDERS' EQUITY (CONTINUED)

         Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS 123, net loss or net loss per share would have been as follows:

                                                         1997      1996
                                                       --------  --------
                                                       (in thousands, except
                                                          per share data)
      Net loss applicable to common shareholders:
         As reported                                  $(1,701)    $(581)
         Pro forma (1)                                $(2,121)  $(1,172)
      Net loss per share:
         As reported                                   $(0.08)   $(0.05)
         Pro forma (1)                                 $(0.11)   $(0.11)

--------------------------
(1) SFAS 123 applies to awards granted in fiscal years that begin after December 15, 1994. Consequently, the effects of applying SFAS 123 shown here are not likely to be representative of the effects in future years due to the exclusion of awards granted in prior years but vesting (and therefore expensed) in 1996 and 1997.

NOTE 8.  INCOME TAXES

         HealthCare Capital Corp. and its Canadian subsidiaries file separate corporate income tax returns on a stand-alone basis in Canada. Sonus-USA, Inc. files separate corporate income tax returns in the United States.

         There was no provision for income taxes for the years ended July 31, 1997 and 1996 as the Company incurred net operating losses.

         The components of temporary differences that give rise to significant portions of deferred income taxes at July 31, 1997 and 1996 are as follows (in thousands):

                                                                1997               1996
                                                                ----               ----
         Deferred tax assets:
         Net operating losses carried forward              $      39           $    344
         Allowance for doubtful accounts                          44                 --
         Other                                                    --                 24
                                                           ---------           --------
                                                                 883                368
         Deferred tax liabilities:
         Goodwill and start-up costs                             (54)                --
         Other                                                    --                (21)
                                                           ---------           --------
                                                                 829                347
         Less valuation allowance                               (829)              (347)
                                                           ---------          ---------
                                                          $       --         $       --
                                                          ==========         ==========

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997


         A reconciliation of the Company's expected tax expense using the statutory income tax rate to the actual effective rate is as follows:

                                                           1997         1996
                                                           ----         ----

         Tax benefit at statutory rate                      (34)%       (34)%
         Adjustment for higher Canadian tax rate             --         (11)
         Capitalized costs deducted for tax purposes         --          (6)
         Expenses not deductible for tax purposes             5          10
         Change in valuation allowance                       29          41
                                                             --          --
         Tax rate per financial statements                   --%         --%
                                                            ====        ====

         At July 31, 1997, the Company had approximate net operating loss carryforwards for tax purposes which, if not utilized, expire in the years ended as follows (in thousands):

                                                   UNITED
                               CANADA              STATES                TOTAL
                               ------              ------                -----

         2001            $         18           $      --            $      18
         2002                      35                  --                   35
         2003                     711                  --                  711
         2004                      45                  --                   45
         2011                      --                 303                  303
         2012                      --                 906                  906
                          -----------           ---------            ---------
                          $       809           $   1,209            $   2,018
                          ===========           =========            =========

NOTE 9.  RELATED PARTY TRANSACTIONS

         William DeJong is a partner in the Calgary, Alberta law firm of Ballem MacInnes and is a director of the Company. Total fees, disbursements and government sales tax paid to Ballem MacInnes by the Company for legal services as of July 31, 1997 and 1996 were $168,000 and $37,000, respectively (converted from Canadian dollars at July 31, 1997 and 1996).

      In connection with the acquisition of the Midwest Division of Hearing Health Services, Inc., Sonus-USA, Inc. assumed a promissory note with a balance of $360,000 payable to Kathy Foltner, an officer of the Company. The promissory note is payable in equal annual installments of $120,000 beginning July 1, 1997, and bears interest at 6% per annum.

      Gregory J. Frazer, Ph.D., an officer and director of the Company, was a shareholder in certain Hearing Care Associates corporations which the Company acquired during the year ended July 31, 1997. Total consideration paid to Mr. Frazer and his wife in connection with the acquisitions and related noncompetition agreements totaled $933,000 in cash and 1,470,359 common shares of the Company at a price of $1.00 per share.

      Brandon M. Dawson, an officer and director of the Company, exercised options for 250,000 shares of Common Stock at $0.27 per share (converted from Canadian dollars at May 8, 1997). In connection with such exercise, the Company loaned Mr. Dawson $67,500 to pay the aggregate exercise price of the options. The loan is secured by the stock underlying the exercise of the options and accrues interest at 10% per annum. Gene K. Balzer, Ph.D., a director of the Company, exercised options for 200,000 common shares

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997

NOTE 9.  RELATED PARTY TRANSACTIONS (CONTINUED)

at $0.28 per share (converted from Canadian dollars at May 19, 1997). In connection with such exercise, the Company loaned Mr. Balzer $56,000 to pay the aggregate exercise price of the options. The loan is secured by the stock underlying the exercise of the options and accrues interest at 10% per annum.

NOTE 10.  401(K) PLAN

         The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 20% of their compensation to the plan. The Company does not match employee contributions.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

         Operating Leases
         ----------------

         The following is a schedule by year of future minimum lease payments for non-cancelable operating leases at July 31, 1997 (in thousands):

         1998                                                  $   658
         1999                                                      531
         2000                                                      468
         2001                                                      229
         2002                                                      107
         Thereafter                                                146
                                                               -------
         Total minimum lease payments                          $ 2,139
                                                               =======

         Rental expense under operating leases was $810,000 and $208,000 for the years ended July 31, 1997 and 1996, respectively.

         Insurance
         ---------

         In the normal course of business, the Company may become a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance at levels sufficient to insure itself against the normal risk of operations.

NOTE 12.  SUBSEQUENT EVENTS

        On August 27, 1997, Sonus-USA, Inc. purchased all of the outstanding shares of Hearing Care Associates - Santa Monica, Inc. at a cost of $258,268 cash paid on closing. For cash consideration of $114,135, the sellers entered into covenants not to compete for a period of three years after employment terminates.

NOTE 13.  CANADIAN VERSUS U.S. GAAP

        As of July 31, 1997 and 1996, there were no material differences between Canadian generally accepted accounting principles ("GAAP") and U.S. GAAP.

                            HEALTHCARE CAPITAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1997


NOTE 14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a tabulation of the unaudited quarterly results of operations for the year ended July 31, 1997 (in thousands, except per share data):

                                                              Quarter ended
                                    ------------------------------------------------------------
                                      October             January         April           July
                                       1996                 1997           1997           1997
                                       ----                 ----           ----           ----

Net revenue                          $  1,268             $ 2,933     $    4,355    $     4,906
Operating loss                           (299)               (672)          (444)          (318)
Net loss                                 (298)               (649)          (432)          (322)

Earnings before interest,
   depreciation and amortization (1)     (247)               (454)          (251)             9

Net loss per share                   $  (0.02)            $ (0.03)   $     (0.02)   $     (0.01)

-----------------
(1) Earnings before interest, depreciation and amortization is provided because it is a measure commonly used by acquisition companies. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated.

PRO FORMA FINANCIAL INFORMATION

         The "HealthCare Combined" column set forth in the unaudited pro forma condensed combined statement of operations for the year ended July 31, 1997, assumes that the acquisition of the Hearing Care Associates Group on October 1, 1996, and the acquisition of the Midwest Division of Hearing Health Services, Inc. on October 31, 1996 (the "Acquisitions"), had occurred on August 1, 1996. The unaudited pro forma combined financial information includes all of the operations of the 25 clinics acquired in the Acquisitions.

         The unaudited pro forma condensed combined financial information set forth below is not necessarily indicative of the Company's combined financial position or the results of operations that actually would have occurred if the transactions had been consummated on such dates. In addition, such information is not intended to be a projection of results of operations that may be obtained by the Company in the future. The unaudited pro forma combined financial information should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JULY 31, 1997

                                                    ACQUIRED    PRO FORMA   HEALTHCARE
                                       HEALTHCARE  CLINICS(B)  ADJUSTMENTS   COMBINED
                                          (in thousands, except per share amounts)
Net revenues                           $ 13,462     $  1,565                  $ 15,027

Costs and expenses:
  Product cost of sales                   5,010          517                     5,527
  Operational expenses                    9,395        1,265    (c)  (276)      10,384
  Depreciation and                          790           53    (a)    52          895
                                       --------     --------     --------     --------
    amortization
    Total operating expenses             15,195        1,835         (224)      16,806
                                       --------     --------     --------     --------
    Loss from operations                 (1,733)        (270)         224       (1,779)
Other income                                 32            8            -           40
                                       --------     --------     --------     --------
Loss before income taxes                 (1,701)        (262)         224       (1,739)
Income tax expense                            -          (31)           -          (31)
                                       --------     --------     --------     --------
Net loss                               $ (1,701)    $   (231)    $    224     $ (1,708)
                                       ========     ========     ========     ========

Pro forma:
Net loss per common share                                                     $  (0.08)
                                                                              ========
Weighted average number of
  shares outstanding
                                                                                20,455
                                                                              ========

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

(1)      BASIS OF PRESENTATION

         The "HealthCare Combined" column set forth in the unaudited pro forma condensed combined statements of operations for the year ended July 31, 1997, gives effect to the Acquisitions as if such transactions had occurred on August 1, 1996.

(2)      PRO FORMA ADJUSTMENTS

         (a) To record amortization of goodwill for the Acquisitions in the amount of $52,000 for the year ended July 31, 1997, as if the Acquisitions had occurred on August 1, 1996.

         (b) Reflects the historical operations of the acquired clinics prior to their acquisition by the Company.

         (c) To record the elimination of non-recurring acquisition bonuses in the amount of $276,000 paid to certain employees of acquired clinics immediately prior to the closing date.

ACQUISITIONS (FOR PERIODS FROM AUGUST 1, 1996 TO DATE OF ACQUISITION)

                             HEARING CARE MIDWEST DIVISION
                           AUGUST 1, 1996   AUGUST 1, 1996
                                  THROUGH          THROUGH
                            SEPTEMBER 30,      OCTOBER 31,
                                     1996            1996          TOTAL
                                     ----            ----          -----
                                            (in thousands)
STATEMENT OF
OPERATIONS DATA:
Net patient service revenues       $ 789              $ 776         $1,565

Costs and expenses:
  Product cost of sales              248                269            517
  Operational expenses               697                568          1,265
  Depreciation and amortization       20                 33             53
                                   -----              -----         ------
    Total operating expenses         965                870          1,835
                                   -----              -----         ------
    Loss from operations            (176)               (94)          (270)
Other income, net                      8                  -              8
                                   -----              -----         ------
Net loss before income taxes        (168)               (94)          (262)
Income tax benefit                     -                (31)           (31)
                                   -----              -----         ------
Net loss                           $(168)             $ (63)        $ (231)
                                   =====              =====         ======

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors
HealthCare Capital Corp.:


     We have audited the accompanying balance sheet of Hearing Care Associates Group as of July 31, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hearing Care Associates Group as of July 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.




                                        /s/ KPMG Peat Marwick LLP

Portland, Oregon
February 14, 1997

                          HEARING CARE ASSOCIATES GROUP

                                  Balance Sheet

                                  July 31, 1996


                                                   ASSETS

Current assets:

    Cash and cash equivalents                                                                   $    243,167
    Trade accounts receivable, net of allowance for doubtful accounts of $22,130                     711,028
    Related party receivable                                                                          97,372
    Prepaid expenses and other current assets                                                         22,013
                                                                                                 -----------
       Total current assets                                                                        1,073,580
Equipment and fixtures, net                                                                          209,717
Intangible assets, at cost, less accumulated amortization                                            163,387
Deferred taxes                                                                                        20,600
Other assets, net                                                                                      9,678
                                                                                                 -----------
       Total assets                                                                             $  1,476,962
                                                                                                 ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                                            $    575,362
    Notes payable                                                                                    106,438
    Related party payable                                                                            437,512
    Accrued payroll and related costs                                                                141,175
    Other accrued expenses and current liabilities                                                   261,719
                                                                                                 -----------
       Total current liabilities                                                                   1,522,206

Stockholders' equity (deficit):
    Common stock; authorized 24,000 shares; issued and outstanding 2,600 shares                       70,000
    Accumulated deficit                                                                             (115,244)
                                                                                                 -----------
       Total stockholders' deficit                                                                   (45,244)
                                                                                                 -----------
                                                                                                $  1,476,962
                                                                                                ============

                See accompanying notes to financial statements.

                          HEARING CARE ASSOCIATES GROUP

                            Statements of Operations

                       Years ended July 31, 1996 and 1995


                                                     1996                    1995
                                                     ----                    ----
Product sales                                   $   3,480,056            $   2,740,612
Product cost of sales                               1,393,554                  659,941
                                                 ------------             ------------
                                                    2,086,502                2,080,671
Net patient service revenue                           673,115                  513,129
Expenses:
    Selling expenses                                2,949,340                2,147,185
    General and administrative expenses               320,763                  151,433
                                                 ------------             ------------
                                                    3,270,103                2,298,618
                                                 ------------             ------------
        (Loss) income from operations                (510,486)                 295,182
    Other income (expense) net                         11,727                   (9,817)
        (Loss) income before income taxes            (498,759)                 285,365
                                                -------------            -------------
    Income tax (benefit) expense                      (22,900)                 108,883
                                                -------------            -------------
        Net (loss) income                      $     (475,859)          $      176,482
                                                =============            =============


                 See accompanying notes to financial statements.

                          HEARING CARE ASSOCIATES GROUP

                  Statements of Stockholders' Equity (Deficit)

                       Years ended July 31, 1996 and 1995




                                                                                              Total
                                                                                           Stockholders'
                                        Common Stock                      Accumulated         Equity
                                           Shares          Par Value         Deficit        (Deficit)
                                           ------          ---------         -------        ---------

Balances at July 31, 1994                      2,600    $      70,000    $      184,133    $    254,133
Net income                                         -                -           176,482         176,482
                                       -------------    -------------    --------------    ------------
Balances at July 31, 1995                      2,600           70,000          360,615          430,615
Net loss                                           -                -         (475,859)        (475,859)
                                       -------------    -------------    -------------     ------------
Balances at July 31, 1996                      2,600    $      70,000    $    (115,244)    $    (45,244)
                                       =============    =============    =============     ============


                See accompanying notes to financial statements.

                          HEARING CARE ASSOCIATES GROUP
                            Statements of Cash Flows
                       Years ended July 31, 1996 and 1995


                                                                                1996                    1995
                                                                                ----                    ----
Cash flows from operating activities:
    Net (loss) income                                                      $   (475,859)            $     176,482
    Adjustments to reconcile net (loss) income to
    net cash provided by (used in) operations:
        Depreciation and amortization                                            68,091                    61,422
        Deferred income taxes                                                    54,000                   (34,178)
        Changes in current assets and liabilities:
            Increase in accounts receivable                                    (147,794)                 (358,299)
            Decrease (increase) in notes receivable - related party              57,067                   (20,131)
            (Increase) decrease in prepaid
                expenses and other current assets                               (37,548)                   13,568
            Increase in accounts payable                                        173,483                    56,197
            Increase in accrued expenses and
                other current liabilities                                       223,671                    71,144
                                                                           ------------             -------------
                Net cash used in operating activities                           (84,889)                  (33,795)
                                                                           ------------             -------------
Cash flows from investing activities:
    Purchases of equipment and fixtures                                         (66,597)                  (17,313)
    Acquisition of intangible assets                                            (17,493)                   (3,245)
                                                                           ------------             -------------
                Net cash used in investing activities                           (84,090)                  (20,558)
                                                                           ------------             -------------
Cash flows from financing activities:
    Net proceeds from related parties                                           248,578                  255,095
    Repayments on notes payable                                                 (85,176)                 (71,800)
                                                                           ------------             ------------
                Net cash provided by financing activities                       163,402                  183,295
                                                                           ------------             ------------
                Net increase (decrease) in cash and
                   cash equivalents                                              (5,577)                 128,942
Cash and cash equivalents at beginning of year                                  248,744                  119,802
                                                                           ------------             ------------
Cash and cash equivalents at end of year                                   $    243,167             $    248,744
                                                                           ============             ============
Supplemental disclosures of cash flow information:
    Interest paid                                                          $     21,104             $     13,349
                                                                           ============             ============
    Income taxes paid                                                      $          0             $    143,061
                                                                           ============             ============


                See accompanying notes to financial statements.

                          HEARING CARE ASSOCIATES GROUP

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 1996


(1) ORGANIZATION AND OPERATIONS

    Hearing Care Associates Group (the "Company") consists of three California corporations: Hearing Care Associates - Northridge, Inc., Hearing Care Associates - Glendale, Inc., and Hearing Care Associates - Glendora, Inc. The Company provides hearing rehabilitation services through a network of eleven clinics located in the Los Angeles, California, metropolitan area.

    The accompanying financial statements reflect the combined operations of these three corporations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less.

    (b) NET REVENUES

    Revenues from the sale of hearing instrument products are recognized at the time of delivery. Revenues from the provision of hearing care diagnostic services are recognized at the time that such services are performed.

    (c) EQUIPMENT AND FIXTURES

    Equipment and fixtures are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized, and maintenance and repairs are charged to current operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts, and the gain or loss on such dispositions is reflected in current operations. Amortization of leasehold improvements is provided on an accelerated basis over the term of the lease or estimated useful lives of the assets, whichever is less. Depreciation is provided on an accelerated basis. Estimated useful lives of the assets are:

        Professional equipment                               7 - 10 years
        Furniture and fixtures                               7 - 10 years
        Office equipment                                      5 - 7 years
        Leasehold improvements                                    7 years

    (d) INCOME TAXES

    The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          HEARING CARE ASSOCIATES GROUP

                                 JULY 31, 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (e) INTANGIBLE ASSETS

    Intangible assets consist of non-compete agreements, purchased patient listings and goodwill (the cost in excess of net assets acquired in a purchase transaction). Goodwill and patient listings are being amortized on a straight-line basis over 15 years. Non-compete agreements are amortized on a straight-line basis over the life of the contract.

    (f) CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The Company's trade accounts receivable are derived from numerous private payors, insurance carriers, health maintenance organizations and government agencies. Concentration of credit risk relating to trade accounts receivable is limited due to the diversity and number of patients and payors.

    (g) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The  carrying  value  of  financial   instruments  such  as  cash  and  cash
    equivalents, trade receivables, notes receivable, trade payables and notes payable, approximate their fair value.

    (h) USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.
    Actual results could differ from those estimates.

(3) EQUIPMENT AND FIXTURES

    Equipment and fixtures consist of the following at July 31, 1996:

        Professional equipment                          $    254,431
        Office equipment                                     193,736
        Furniture and fixtures                               143,921
        Leasehold improvements                                76,627
                                                        ------------

                                                             668,715

        Less accumulated depreciation                        458,998
                                                        ------------

                                                        $    209,717
                                                        ============

    Depreciation expense for fiscal 1996 and 1995 was $57,172 and $49,236, respectively.

                          HEARING CARE ASSOCIATES GROUP

                                 JULY 31, 1996

(4) NOTES PAYABLE

         Equipment loans payable to supplier.  The loans are
         due April  15,  1998,  and  require  total  monthly
         installments   of   $2,000,    including   interest
         calculated at the rate of 9 percent per annum.              $   106,438
                                                                     ===========

(5) INCOME TAXES

    The components of the 1996 and 1995 provision (benefit) for income taxes are as follows:


                                              Year Ended July 31
                                       ------------------------------
                                            1996            1995
                                       -------------    -------------

         Current:
            Federal                    $     (76,900)   $     120,449
            State                                  0           22,612
                                       -------------    -------------
                                             (76,900)         143,061
                                       -------------    -------------
         Deferred:
            Federal                           45,465          (28,776)
            State                              8,535           (5,402)
                                       -------------    -------------
                                              54,000          (34,178)
                                       -------------    -------------
              Total                    $     (22,900)   $     108,883
                                       =============    =============


    At July 31, 1995, the difference between the total income tax expense and the income tax expense computed using the statutory federal income tax rate was due primarily to state tax expense, net of federal tax benefit. At July 31, 1996, the difference between the total income tax benefit and the income tax benefit computed using the statutory federal income tax rate was due primarily to state tax benefit, net of federal effect, as well as an increase in the valuation allowance.

    The net deferred tax asset of $20,600 at July 31, 1996, consists primarily of net operating loss carryovers and differences resulting from using the cash method of accounting for income tax purposes. No valuation allowance was deemed necessary at July 31, 1995. An increase in the valuation allowance during the year resulted in a valuation allowance at July 31, 1996 of approximately $156,000.

    At July 31, 1996, the Company has a net operating loss carryforward for federal income tax purposes of approximately $274,000.

                          HEARING CARE ASSOCIATES GROUP

                                 JULY 31, 1996


(6) OPERATING LEASES

       The Company leases offices and equipment under noncancelable operating leases which require future minimum annual rentals as follows:

         Year ending July 31:
           1997                                 $     241,139
           1998                                       207,000
           1999                                       208,908
           2000                                       212,731
           2001                                       216,665
           Thereafter                                 376,956
                                                -------------
                                                $   1,463,399
                                                =============

       Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense for fiscal 1996 and 1995 was $208,868 and $236,293, respectively.

(7) RELATED PARTY TRANSACTIONS

       The Company receives advances to fund operations from stockholders who are also employees and officers of the Company. The balance due to these stockholders is $437,512 at July 31, 1996. Employees who are stockholders have also received periodic advances from the Company. The total amount due to the Company from these employees is $97,372 at July 31, 1996, all of which is due within the next fiscal year.

(8) SUBSEQUENT EVENT

       As of October 1, 1996, the Company was acquired by HealthCare Hearing Clinics, Inc., a Washington corporation and a wholly-owned subsidiary of HealthCare Capital Corp., a corporation organized under the laws of the province of Alberta, Canada.

       As of September 30, 1996, the Company declared a bonus to a clinic manager in the amount of $236,000. The bonus was payable upon the completion of the acquisition of the Company by HealthCare Hearing Clinics, Inc.

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors
HealthCare Capital Corp.:


We have audited the accompanying balance sheet of the Midwest Division of Hearing Health Services, Inc. dba Sonus as of June 30, 1996, and the related statements of operations and accumulated earnings and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Midwest Division of Hearing Health Services, Inc. dba Sonus as of June 30, 1996, and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.



                                       /s/ KPMG Peat Marwick LLP

Portland, Oregon
January 16, 1997

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                                 BALANCE SHEETS


                                                                             July 31,                October 31,
                                                                               1996                     1996
                                                                           -------------            -------------
                                                                                                     (Unaudited)
                                     ASSETS
Current Assets
    Cash and cash equivalents                                              $     139,396            $     108,240
    Trade accounts receivable, net of allowance
        for doubtful accounts of $57,297                                         313,614                  301,567
    Accounts receivable - other                                                      965                      512
    Inventory                                                                     62,619                   43,161
    Prepaid expenses and other current assets                                     11,049                   35,808
                                                                           -------------            -------------
            Total current assets                                                 527,643                  489,288
Equipment and fixtures, net                                                      389,523                  364,879
Deferred taxes                                                                    39,179                   39,179
Other assets, net                                                                 25,628                   24,212
                                                                           -------------            -------------
                                                                                 454,330                  428,270
                                                                           -------------            -------------
            Total assets                                                   $     981,973            $     917,558
                                                                           =============            =============


                        LIABILITIES AND RETAINED EARNINGS

Current liabilities:
    Accounts payable                                                       $     221,399            $     224,238
    Accrued payroll and related costs                                            127,164                  101,433
    Patient deposits                                                              23,927                   36,330
    Other accrued expenses                                                        23,538                   27,937
    Capital lease obligations                                                      8,875                    1,775
                                                                           -------------            -------------
            Total current liabilities                                            404,903                  391,713
Related party payable                                                            277,923                  279,126
                                                                           -------------            -------------
            Total liabilities                                                    682,826                  670,839
                                                                           -------------            -------------
Retained earnings                                                                299,147                  246,719
                                                                           -------------            -------------
            Total liabilities and retained earnings                        $     981,973            $     917,558
                                                                           =============            =============


                See accompanying notes to financial statements.

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                STATEMENTS OF OPERATIONS AND ACCUMULATED EARNINGS




                                                                                    Four Months
                                              Years Ended June 30                Ended October 31
                                       ------------------------------    ------------------------------
                                            1996            1995              1996             1995
                                       -------------    -------------    --------------    ------------
                                                                                    (Unaudited)

Product sales                          $   2,983,955    $   2,878,986    $      930,926    $  1,147,596
Product cost of sales                        934,038        1,031,409           337,488         355,090
                                       -------------    -------------    --------------    ------------
                                           2,049,917        1,847,577           593,438         792,506
Net patient service revenue                  478,702          463,383           174,913         166,412

Expenses:
   Selling expenses                        1,981,736        1,827,201           709,106         687,539
   General and administrative
     expenses                                424,943          356,999           142,957         126,731
                                       -------------    -------------    --------------    ------------
                                           2,406,679        2,184,200           852,063         814,270
                                       -------------    -------------    --------------    ------------
     Income (loss) from operations           121,940          126,760          (83,712)         144,648
                                       -------------    -------------    -------------     ------------
   Interest income                             1,593                -               485               -
                                       -------------    -------------    --------------    ------------
                                               1,593                -               485               -
                                       -------------    -------------    --------------    ------------
     Net income (loss) before
        income taxes                         123,533          126,760          (83,227)         144,648
                                       -------------    -------------    -------------     ------------
Income tax expense (benefit)                  47,687           41,024          (30,799)          57,298
                                       -------------    -------------    -------------     ------------
Net income (loss)                             75,846           85,736          (52,428)          87,350
Accumulated earnings,
    beginning of period                      223,301          137,565           299,147         223,301
                                       -------------    -------------    --------------    ------------
Accumulated earnings, end of period    $     299,147    $     223,301    $      246,719    $    310,651
                                       =============    =============    ==============    ============



                See accompanying notes to financial statements.

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                            STATEMENTS OF CASH FLOWS

                                                                                              Four Months
                                                              Years Ended June 30           Ended October 31
                                                            -----------------------     -----------------------
                                                              1996           1995          1996          1995
                                                            ---------     ---------     ---------     ---------
                                                                                               (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                        $  75,846     $  85,736     $ (52,428)    $  87,350
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operations:
       Depreciation                                           108,430        90,677        41,200        16,218
       Deferred taxes                                         (13,471)        7,226             -             -
       Changes in current assets and liabilities:
       (Increase) decrease in accounts receivable             (18,170)     (199,543)       12,047        53,717
       Decrease (increase) in inventory                        49,179        (9,676)       19,458        46,672
       Decrease (increase) in prepaids and
         other assets                                          11,302       (27,126)      (22,890)        1,144
       (Decrease) increase in accounts payable                (80,598)       94,897         2,839      (117,433)
       Increase (decrease) in accrued liabilities              15,918        (2,906)      (25,731)       (3,536)
       (Decrease) increase in patient deposits                (20,926)       18,439        12,403         8,897
       (Decrease) increase in other liabilities                (1,037)       58,974       (26,400)       43,115
                                                            ---------     ---------     ---------     ---------

         Net cash provided by (used in)
           operating activities                               126,473       116,698       (39,502)      136,144
                                                            ---------     ---------     ---------     ---------

Cash flows from investing activities:
   Purchases of equipment and fixtures                       (103,853)     (202,904)      (16,556)      (41,243)
                                                            ---------     ---------     ---------     ---------

         Net cash used in investing activities               (103,853)     (202,904)      (16,556)      (41,243)
                                                            ---------     ---------     ---------     ---------

Cash flows from financing activities:
   Net payments on capital leases                             (24,556)            -        (7,100)      (10,356)
   Net (repayments to) proceeds from
     related parties                                           (6,188)      180,497        32,002       (19,799)
                                                            ---------     ---------     ---------     ---------

         Net cash (used in) provided by
           financing activities                               (30,744)      180,497        24,902       (30,155)
                                                            ---------     ---------     ---------     ---------
Net (decrease) increase in cash and
    cash equivalents                                           (8,124)       94,291       (31,156)       64,746
Cash and cash equivalents at
    beginning of period                                       147,520        53,229       139,396       147,520
Cash and cash equivalents at
   end of period                                            $ 139,396     $ 147,520     $ 108,240     $ 212,266
                                                            =========     =========     =========     =========
Supplemental disclosures of cash flow information:
     Interest paid                                          $   4,068     $  14,437     $     820     $   1,025
                                                            =========     =========     =========     =========
     Income taxes paid                                      $  61,158     $  33,798     $       0     $  57,298
                                                            =========     =========     =========     =========
Schedule of non cash investing and financing activities:
     Capital lease obligation                               $       -     $  33,431     $       -     $       -
                                                            =========     =========     =========     =========

                 See accompanying notes to financial statements.

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                          NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND OPERATIONS

     The Midwest Division of Hearing Health Services, Inc. dba Sonus (the Company) consists of the Michigan and Illinois operations of Hearing Health Services, Inc., a Delaware corporation. The Company provides diagnostic, rehabilitation and preventative hearing health care products and services to patients through 14 clinics located in Michigan and Illinois.

     The Michigan and Illinois operations of Hearing Health Services, Inc. operated under separate management independent from other Hearing Health Services, Inc., locations. The accompanying financial statements reflect all significant costs of operations for the Midwest Division of Hearing Health Services, Inc.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)CASH AND CASH EQUIVALENTS

       For purposes of reporting cash flows, cash and cash equivalents include cash on-hand and short-term investments with original maturities of 90 days or less.

       (b)NET REVENUES

       Revenues from the sale of hearing instrument products are recognized at the time of delivery. Revenues from the provision of hearing care diagnostic services are recognized at the time that such services are performed.

       (c)INVENTORY

       Inventory is stated at the lower of cost, determined on the first-in, first-out method, or market value. Inventory consists of hearing instruments and batteries, which have been purchased from vendors for resale to customers.

       (d)EQUIPMENT AND FIXTURES

       Equipment and fixtures are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized, and maintenance and repairs are charged to current operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts, and the gain or loss on such dispositions is reflected in current operations. Amortization of leasehold improvements is provided on the straight-line method over the term of the lease or estimated useful lives of the assets, whichever is less. Depreciation is provided on the straight-line method. Estimated useful lives of the assets are:

       Professional equipment                                 7 years
       Furniture and fixtures                                 5 years
       Office equipment                                       5 years
       Leasehold improvements                             1 - 5 years

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (e)INCOME TAXES

       The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


       (f) CONCENTRATIONS OF CREDIT RISK

       Financial   instruments,   which  potentially   subject  the  Company  to
       concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may be in excess of the
       FDIC insurance limits. The Company's trade accounts receivable are derived from numerous private payors, insurance carriers, health maintenance organizations and government agencies. Concentration of credit risk relating to trade accounts receivable is limited due to the diversity and number of patients and payors.

       (g)FAIR VALUE OF FINANCIAL INSTRUMENTS

       The  carrying  value  of  financial  instruments  such as cash  and  cash
       equivalents,   trade  receivables,  notes  payable  and  trade  payables, approximate their fair value.

       (h)USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (i) INTERIM FINANCIAL STATEMENTS

       In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(3) EQUIPMENT AND FIXTURES

    Equipment and fixtures consist of the following at June 30, 1996:

     Professional equipment                             $     329,453
     Office equipment                                         194,327
     Furniture and fixtures                                    74,445
     Leasehold improvements                                    64,480
                                                        -------------
                                                              662,705
     Less accumulated depreciation and amortization          (273,182)
                                                        $     389,523
                                                        =============

    Property and equipment at June 30, 1996 includes assets acquired under capital leases of $23,402, net of accumulated depreciation of $10,029.

    Depreciation expense for fiscal years 1996 and 1995 was $108,430 and $90,677, respectively.

(4) INCOME TAXES

    The Company is a division of, and its operations are included in the tax return for, Hearing Health Services, Inc. Income taxes on the accompanying financial statements are provided on a stand-alone basis as if the Company filed its own tax return.

    The components of the 1996 and 1995 provision (benefit) for income taxes are as follows:


                                                Year Ended June 30,
                                         ------------------------------
                                              1996             1995
                                         -------------     ------------

Current:
   Federal                               $      51,492     $     28,456
   State                                         9,666            5,342
                                         -------------     ------------

                                                61,158           33,798
                                         -------------     ------------
Deferred:
   Federal                                     (11,342)           6,083
   State                                        (2,129)           1,143
                                         -------------     ------------
                                               (13,471)           7,226
                                         -------------     ------------

     Total                               $      47,687     $     41,024
                                         =============     ============

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) INCOME TAXES (CONTINUED)

The difference between the total income tax expense and the income tax expense computed using the statutory federal income tax rate for the years ended June 30, 1996 and 1995 is as follows:

                                            1996            1995
                                            ----            ----

   Computed tax expense at
     statutory rate                        34.0%           34.0%
   State tax expense, net of
     federal taxes                          4.0%            2.1%
   Nondeductible expenses                   0.6%            4.2%
                                            ---             ---

     Total                                  38.6%           40.3%
                                            ====            ====

The deferred income tax asset of $39,179 at June 30, 1996 relates primarily to certain reserves not currently deductible for tax purposes. No valuation allowance was deemed necessary and there was no change in the valuation allowance from the prior year. It is more likely than not that the entire amount of the deferred tax asset will be realized due to the taxable income from the carryback availability in prior years.

(5)  LEASES

   (a) OPERATING LEASES

       The Company leases office and equipment under noncancellable operating leases which require future minimum annual rentals as follows:

       Year ending June 30
          1997                                       $    171,811
          1998                                            152,483
          1999                                            101,023
          2000                                             54,387
          2001                                             50,156
          Thereafter                                       89,090
                                                     ------------
                                                     $    618,950
                                                     ============

       Certain of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in related operating costs. Rent expense for fiscal 1996 and 1995 was $195,369 and $194,821, respectively.

   (b) CAPITAL LEASES

       The Company leases certain professional equipment under capital leases expiring through 1996. Future minimum lease payments related to capital leases at June 30, 1996 are as follows:

          Total minimum lease payments
            (payable in fiscal year 1997)            $      9,900
          Amounts representing interest                     1,025
                                                     ------------
          Present value of net minimum
            lease payments                           $      8,875
                                                     ============

                         THE MIDWEST DIVISION OF HEARING

                         HEALTH SERVICES, INC. dba SONUS

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6)  RELATED PARTY TRANSACTIONS

     The Company receives advances to fund operations from related partnerships managed by Foster Management. The balance due from the Company to these partnerships is $277,923 at June 30, 1996.

     The balance of the related party payable was not assumed by HealthCare Hearing Clinics, Inc., in its acquisition of the Company subsequent to year-end (see note 8). Therefore, the related party payable balance is reflected as a non-current liability on the accompanying financial statements.

     The Company also leases corporate office space from a related party under an agreement which expires in February, 2003. Rent expense recorded for fiscal 1996 was $12,528.

(7)  DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution plan that provides eligible employees (employees that have been employed for 12 months from their date of hire) the opportunity to accumulate funds for their retirement. The plan does not require Company contributions, nor have any contributions been made by the Company for the years ended June 30, 1996 and 1995.

(8)  SUBSEQUENT EVENT

     As of October 31, 1996, the Company was acquired by HealthCare Hearing Clinics, Inc., a Washington corporation and a wholly-owned subsidiary of HealthCare Capital Corp., a corporation organized under the laws of the Province of Alberta, Canada.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective December 20, 1996, upon the recommendation of the board of directors and approval by the shareholders, the Company retained KPMG Peat Marwick LLP as its independent auditors, replacing Shikaze Ralston. The Company made the change in independent auditors due to its significant and growing operations in the United States and its need to draw upon the services and expertise of a large international accounting and auditing firm. The report of Shikaze Ralston on the consolidated financial statements of the Company for the year ended July 31, 1996 included in this Form 10-KSB does not contain an adverse opinion or disclaimer of opinion and is not qualified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements with Shikaze Ralston on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shikaze Ralston, would have caused them to make reference to the subject matter of the disagreements in connection with their report. Before engaging KPMG Peat Marwick LLP as its new independent certified public accountants, the Company did not consult with them regarding any matters related to the application of accounting principles, the type of audit opinion that might be rendered on the Company's financial statements or any other such matters.




                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Information with respect to the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive Management Information Circular and Proxy Statement dated October 29, 1997 ("Proxy Statement"), under the headings "Share Ownership By Principal Shareholders and Management - Section 16(a) Beneficial Ownership Reporting Compliance" and " Election of Directors."

EXECUTIVE OFFICERS OF THE COMPANY

      Information with respect to each of the executive officers of the Company, including his or her age, position with the Company, and principal business experience during the previous five years, is set forth below:

           NAME                  AGE                 POSITION
Brandon M. Dawson                29           President and Chief Executive Officer and Director
Gregory J. Frazer, Ph.D.         45           Vice President - Business Development and Director
Randall E. Drullinger            34           Vice President - Marketing
Edwin J. Kawasaki                39           Vice President - Finance and Chief Financial Officer
Kathy A. Foltner                 44           Vice President - Operations

      BRANDON M. DAWSON. Mr. Dawson has served as President and Chief Executive Officer and as a director of the Company since December 1995. From May 1992 to December 1995, he was director of U.S. sales for Starkey Laboratories, Inc. ("Starkey"), a multi-national manufacturer, distributor, and marketer of custom "in-the-ear" hearing instruments and related hearing and diagnostic equipment.

      GREGORY J. FRAZER, PH.D. Mr. Frazer has served as Vice President - Business Development and as a director of the Company since October 1996, when the Company acquired 11 audiology based hearing clinics which were among 22 clinics in Southern California of which Mr. Frazer was part owner and operator. The Company has since acquired six of the remaining 11 clinics. Mr. Frazer has spent his entire career as a hearing care professional since receiving his doctoral degree in audiology from Wayne State School of Medicine in 1981.

      RANDALL E. DRULLINGER. Mr. Drullinger has served as Vice President - Marketing of the Company since April 1996. From August 1990 to April 1996, he was director of financial management services at Starkey.

      EDWIN J. KAWASAKI. Mr. Kawasaki has served as Vice President - Finance of the Company since August 1996. Mr. Kawasaki was a principal of Stafford Capital Corp., an investment buy-out firm, from September 1995 to July 1996, and was a senior vice president at Peregrine Holdings Ltd., an investment banking boutique firm, from January 1994 to September 1995. From 1987 to 1993, he was the controller of Lewis and Clark College. Prior to 1987, Mr. Kawasaki was a supervising senior accountant with KPMG Peat Marwick LLP.

      KATHY A. FOLTNER. Ms. Foltner was appointed Vice President - Operations of the Company in November 1996, when the Company acquired substantially all of the assets of the Midwest Division of Hearing Health Services, Inc. Ms. Foltner served as vice president of Hearing Health Services, Inc., since January 1995 and as director of its Michigan operations from July 1994 to December 1994. Prior to July 1994, Ms. Foltner was the owner and president of Audio-Vestibular Testing Center, Inc.

ITEM 10. EXECUTIVE COMPENSATION

      The required information is incorporated herein by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The required information is incorporated herein by reference to the Proxy Statement under the heading "Share Ownership By Principal Shareholders and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The required information is incorporated herein by reference to the Proxy Statement under the heading "Interests of Insiders in Material Transactions."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) Exhibits are listed in the Exhibit Index beginning on page 63 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is marked with an asterisk in the Exhibit Index.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal year ended July 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 1997              HEALTHCARE CAPITAL CORP.

                                      By /s/ Brandon M. Dawson
                                         Brandon M. Dawson
                                         President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 29, 1997.

Signature                                     Title

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Brandon M. Dawson

Brandon M. Dawson                             President and Chief Executive Officer and
                                              Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Edwin J. Kawasaki
Edwin J. Kawasaki                             Vice President-Finance


OTHER DIRECTORS:

*GENE K. BALZER, Ph.D.                        Director

*WILLIAM DeJONG                               Director

*GREGORY J. FRAZER, Ph.D.                     Director

*DOUGLAS F. GOOD                              Director

*HUGH T. HORNIBROOK                           Director

*/s/ Edwin J. Kawasaki
Edwin J. Kawasaki, as attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT                      DESCRIPTION OF EXHIBIT

3.1       Articles of Incorporation of the Company. Incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-23137) (the "SB-2").

3.2       Bylaws of the Company.

10.1 Form of agreement for purchase of special share purchase warrants in connection with Exhibit 10.2. Incorporated by reference to Exhibit
          10.1 to the SB-2.

10.2 Special Warrant Indenture between the Company and The R-M Trust Company dated February 28, 1996. Incorporated by reference to Exhibit
          10.2 to the SB-2.

10.3 Warrant Indenture between the Company and The R-M Trust Company dated February 28, 1996. Incorporated by reference to Exhibit 10.3 to the SB-2.

10.4 Form of agreement for purchase of special share purchase warrants (British Columbia, Alberta and Offshore) in connection with Exhibit
          10.6. Incorporated by reference to Exhibit 10.4 to the SB-2.

10.5 Form of agreement for purchase of special share purchase warrants (United States) in connection with Exhibit 10.6. Incorporated by reference to Exhibit 10.5 to the SB-2.

10.6      Special  Warrant  Indenture  between  the  Company  and The R-M  Trust
          Company  dated   September  17,  1996   ("September   Special  Warrant
          Indenture"). Incorporated by reference to Exhibit 10.6 to the SB-2.

10.7      Supplemental   Indenture  to  September  Special  Warrant   Indenture.
          Incorporated by reference to Exhibit 10.7 to the SB-2.

10.8 Second Supplemental Indenture to September Special Warrant Indenture. Incorporated by reference to Exhibit 10.8 to the SB-2.

10.9 Warrant Indenture between the Company and The R-M Trust Company dated September 17, 1996 ("September Warrant Indenture"). Incorporated by reference to Exhibit 10.9 to the SB-2.

10.10 Supplemental Indenture to September Warrant Indenture. Incorporated by reference to Exhibit 10.10 to the SB-2.

10.11 Sponsorship Agreement between the Company and C.M. Oliver & Company Limited dated March 13, 1996. Incorporated by reference to Exhibit
          10.11 to the SB-2.

10.12 Escrow Agreement dated October 7, 1994, among the Company, The R-M Trust Company, Marilyn E. Marshall, Douglas F. Good, and Trudy McCaffery. Incorporated by reference to Exhibit 10.13 to the SB-2.

10.13 Agency Agreement dated as of August 22, 1996, between the Company and C.M. Oliver & Company Limited. Incorporated by reference to Exhibit
          10.16 to the SB-2.

10.14 U.S. Placement Agreement dated as of October 14, 1996, between the Company and Dallas Research & Trading, Inc. Incorporated by reference to Exhibit 10.17 to the SB-2.

10.15 U.S. Placement Agreement dated as of October 14, 1996, between the Company and Sunrise Securities Corporation. Incorporated by reference to Exhibit 10.18 to the SB-2.

10.16 Stock Purchase and Sale Agreement dated as of February 28, 1997, between Gregory J. Frazer and Laurie Van Duivenbode and Sonus-USA, Inc. (formerly HealthCare Hearing Clinics, Inc.). Incorporated by reference to Exhibit 10.19 to the SB-2.

10.17 Merger Agreement dated as of October 1, 1996, among the Company, Hearing Care Associates-Glendale, Inc., Hearing Care Associates-Glendora, Inc., and Hearing Care Associates-Northridge, Inc., and Gregory J. Frazer, Carissa Bennett, and Jami Tanihana. Incorporated by reference to Exhibit 10.20 to the SB-2.

10.18 Asset Purchase Agreement effective as of October 31, 1996, among the Company, Sonus-USA, Inc., and Hearing Health Services, Inc., and Audio-Vestibular Testing Center, Inc. (the "SONUS Agreement"). Incorporated by reference to Exhibit 10.21 to the SB-2.

10.19     Stock  Purchase and Sale  Agreement  dated as of December 17, 1996, by
          and  between  certain  selling   shareholders   and  Sonus-USA,   Inc.
          Incorporated by reference to Exhibit 10.23 to the SB-2.

10.20 Stock Purchase and Sale Agreement dated as of January 9, 1997, by and between Gregory J. Frazer and Stephen Martinez and Sonus-USA, Inc. Incorporated by reference to Exhibit 10.24 to the SB-2.

10.21 Form of Convertible Subordinated Note relating to the SONUS Agreement. Incorporated by reference to Exhibit 10.25 to the SB-2.

*10.22 1993 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to the SB-2.

*10.23    Second  Amended and Restated  Stock Award Plan  effective  October 15,
          1997.

*10.24 Employment Agreement dated October 1, 1996, between Sonus-USA, Inc., and Gregory J. Frazer, Ph.D. Incorporated by reference to Exhibit
          10.28 to the SB-2.

*10.25 Employment Agreement dated as of November 1, 1996, among the Company, Sonus-USA, Inc., and Kathy A. Foltner. Incorporated by reference to
          Exhibit 10.29 to the SB-2.

*10.26 Terms of employment between the Company and Edwin J. Kawasaki dated August 8, 1996. Incorporated by reference to Exhibit 10.30 to the SB-2.

10.27 Revolving Demand Loan Agreement between Fraserview Hearing and Speech Clinics Ltd and Royal Bank of Canada, dated August 21, 1995. Incorporated by reference to Exhibit 10.31 to the SB-2.

10.28 Revolving Demand Loan Agreement between Sonus-Canada Ltd. and Royal Bank of Canada, dated February 12, 1997. Incorporated by reference to
          Exhibit 10.32 to the SB-2.

*10.29 Consulting Agreement effective as of January 1, 1997, between the Company and Hugh T. Hornibrook. Incorporated by reference to Exhibit
          10.33 to the SB-2.

10.30 Stock Purchase and Sale Agreement dated as of March 6, 1997, between Gregory J. Frazer, Alfred S. Gaston and Sonus-USA, Inc. Incorporated by reference to Exhibit 10.34 to the SB-2.

10.31 Stock Purchase and Sale Agreement dated as of March 14, 1997, by and between Gregory J. Frazer, David N. Jenkins, and Jami Tanihana and Sonus-USA, Inc. Incorporated by reference to Exhibit 10.35 to the SB-2.

10.32 Stock Purchase and Sale Agreement dated as of April 6, 1997, by and between Susan Diaz, Gregory J. Frazer, and Jami Tanihana and Sonus-USA, Inc. Incorporated by reference to Exhibit 10.36 to the SB-2.

10.33     Equipment Lease  Agreement dated as of April 1, 1997,  between Siemens
          Hearing  Instruments,   Inc.,  and  Sonus-USA,  Inc.  Incorporated  by
          reference to Exhibit 10.37 to the SB-2.

10.34 Loan and Security Agreement between Phonak, Inc. and Sonus-USA, Inc., and related Guaranty between the Company and Phonak, Inc., each dated July 16, 1997. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1997.

10.35     Stock Purchase Agreement dated August 27, 1997, by and between Carissa
          D. Bennett, Gregory J. Frazer, and Evelyn L. Gong and Sonus-USA, Inc.

*10.36 Promissory Note of Brandon M. Dawson dated May 8, 1997, and related Pledge Agreement between the Company and Brandon M. Dawson dated May 8, 1997.

*10.37 Promissory Note of Gene K. Balzer, Ph.D., dated May 19, 1997, and related Pledge Agreement between the Company and Gene K. Balzer, Ph.D., dated May 19, 1997.

16 Letter of Shikaze Ralston, Chartered Accountants, regarding change in certifying accountant.

21        The subsidiaries of the Company.

24        Power of attorney of certain officers and directors.

27        Financial Data Schedule.
------------------------------------

*Management contract or compensatory plan or arrangement.