Form 10KSB40/A
period 1997-07-31
HEALTHCARE CAPITAL CORP
filed 1997-10-30
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                 Amendment No. 1
                                  FORM 10-KSB/A
          (Mark one)

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

         The components of temporary differences that give rise to significant portions of deferred income taxes at July 31, 1997 and 1996 are as follows (in thousands):

                                                                1997               1996
                                                                ----               ----

         Deferred tax assets:
         Net operating losses carried forward              $     839           $    344
         Allowance for doubtful accounts                          44                 --
         Other                                                    --                 24
                                                           ---------           --------
                                                                 883                368
         Deferred tax liabilities:
         Goodwill and start-up costs                             (54)                --
         Other                                                    --                (21)
                                                           ---------           --------
                                                                 829                347
         Less valuation allowance                               (829)              (347)
                                                           ---------          ---------
                                                          $       --         $       --
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

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-KSB for the fiscal year ended July 31, 1997, to be signed on its behalf by the undersigned, therunto duly authorized on October 30, 1997.

                                       HEALTHCARE CAPITAL CORP.

                                       By /s/ Edwin J. Kawasaki
                                          Edwin J. Kasawaki
                                          Vice President-Finance