Form 10QSB
period 1997-10-31
HEALTHCARE CAPITAL CORP
filed 1997-12-15
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended October 31, 1997

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


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ---.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,284,517 shares of Common Stock, without par or nominal value, outstanding as of December 1, 1997.

        Transitional Small Business Disclosure Format.  Yes ---.  No  X .

        FORWARD-LOOKING STATEMENTS
        --------------------------

               Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of HealthCare Capital Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care clinics, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care clinics on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care clinics, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

                            HEALTHCARE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 October 31,    July 31,
                                                    1997           1997
                                                -----------    ---------
                                                (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                  $    ---       $   1,099
     Accounts receivable, net of allowance
       for doubtful accounts and contractual
       write downs of $393 and $361,
       respectively                                2,714           2,514
     Other receivables                               410             314
     Inventory                                       626             425
     Prepaid expenses                                491             260
                                                --------        --------
         Total current assets                      4,241           4,612

Property and equipment, net                        2,490           2,277
Other assets                                         189             136
Goodwill and covenants not to compete, net         9,726           9,519
                                                --------        --------

                                                $ 16,646        $ 16,544
                                                ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Bank overdraft                             $    275       $     ---
     Bank loans and short-term notes payable         510              59
     Accounts payable and accrued liabilities      2,998           3,395
     Convertible notes payable                     2,600           2,600
     Capital lease obligation, current portion       101             101
     Long term debt, current portion                 357             357
                                                --------        --------
         Total current liabilities                 6,841           6,512

Capital lease obligation, non-current portion        280             305
Long term debt, noncurrent portion                   722             765
Convertible notes payable                            ---             127
                                                --------        --------
         Total liabilities                         7,843           7,709

Shareholders' equity:
     Common stock, no par value per share,
          unlimited number of shares authorized,
          27,259,517 and 27,138,288 shares,
          respectively, issued and outstanding    11,259          11,131
     Notes receivable from shareholders             (124)           (124)
     Accumulated deficit                          (2,213)         (2,117)
     Treasury stock, 28,200 and 19,800 shares,
          respectively, at cost                      (47)            (33)
     Cummulative translation adjustment              (72)            (22)
                                                --------        --------
         Total shareholders' equity                8,803           8,835
                                                --------        --------

                                                $ 16,646        $ 16,544
                                                ========        ========


                 See accompanying notes to financial statements

                            HEALTHCARE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       Three months ended October 31,
                                                       ------------------------------
                                                        1997                 1996
                                                      ------------        ------------

Net revenues                                          $      5,307        $      1,268
                                                      ------------        ------------


Costs and expenses:
     Cost of products sold                                   1,753                 492
     Clinical expenses                                       2,244                 646
     General and administrative expenses                     1,112                 377
     Depreciation and amortization                             277                  52
                                                      ------------        ------------

Total costs and expenses                                     5,386               1,567
                                                      ------------        ------------

Loss from operations                                           (79)               (299)

Other income (expense):
     Interest income                                             9                   1
     Interest expense                                          (26)                ---
                                                      ------------        ------------

Net loss                                              $        (96)       $       (298)
                                                      ============        ============

Weighted average outstanding shares                         22,916              15,152
                                                      ============        ============

Net loss per share                                    $         --        $     ($0.02)
                                                      ============        ============



                 See accompanying notes to financial statements

                            HEALTHCARE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three months
                                                                                       ended October 31,
                                                                                --------------------------------
                                                                                   1997                 1996
                                                                                -----------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $       (96)        $       (298)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Provision for bad debt expense                                                 28                  ---
          Depreciation and amortization                                                 277                   52
     Changes in non-cash working capital:
          Accounts receivable                                                          (228)                 (17)
          Other receivables                                                             (96)                 ---
          Inventory                                                                    (201)                 (72)
          Prepaid expenses                                                             (231)                   1
          Bank overdraft                                                                275                  ---
          Accounts payable and accrued liabilities                                     (396)                 199
                                                                                -----------         ------------
               Net cash used in operating activities                                   (668)                (135)
                                                                                -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation and trademark costs                                                  ---                    3
     Purchase of property and equipment                                                (324)                (111)
     Deferred acquisition costs, net                                                    (53)                  19
     Net cash paid on business acquisitions                                            (372)                (616)
                                                                                -----------         ------------
               Net cash used in investing activities                                   (749)                (705)
                                                                                -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) of long term debt
          and capital lease obligations                                                 (69)                  59
     Deferred financing costs, net                                                      ---                  (22)
     Advances of bank loans and
          short-term notes payable                                                      451                   99
     Issuance of common stock for cash, net of costs                                    ---                1,151
     Acquisition of treasury stock                                                      (14)                 ---
                                                                                -----------         ------------
               Net cash provided by financing activities                                368                1,287
                                                                                -----------         ------------
Net increase (decrease) in cash and cash equivalents                                 (1,049)                 447

Effect on cash and cash equivalents of changes
     in foreign translation rate                                                        (50)                  14

Cash and cash equivalents at the beginning of the period                              1,099                   11
                                                                                -----------         ------------

Cash and cash equivalents at the end of the period                              $       ---         $        472
                                                                                ===========         ============

Required supplemental disclosures:
     Interest paid during the period                                            $        26         $        ---
     Non-cash financing activities:
            Issuance and assumption of long-term debt                           $       ---         $        360
            Issuance of convertible notes on acquisitions                       $       ---         $      2,602
            Issuance of common stock on acquisitions                            $       ---         $      2,390
            Conversion of convertible note to common stock                      $      (127)        $        ---
            Issuance of common stock upon conversion of convertible note        $       127         $        ---



                 See accompanying notes to financial statements

                            HealthCare Capital Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


   1.  Interim Financial Statements

       The interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended October 31, 1997 Compared to Three Months Ended October 31, 1996

        Revenues. Total revenues for the three months ended October 31, 1997, were $5,307,000, representing a 319% increase over revenues of $1,268,000 for the comparable period in fiscal 1996. The increase was primarily attributable to the 39 clinics acquired by the Company since October 1, 1996.

        Product revenues were $4,601,000 for the three months ended October 31, 1997, up 295% from $1,165,000 for the same period in 1996. Audiological service revenues of $706,000 represented 13% of total revenues for the three months ended October 31, 1997, as compared to $103,000 or 8% of total revenues for the comparable period in 1996. This increase is due to the fact that substantially all of the clinics acquired in the United States separately charge for the performance of audiological services when a hearing aid is purchased. The Company's Canadian clinic policy was to waive the fee if a hearing aid was purchased.

        Gross Profit. Gross profit for the three months ended October 31, 1997, was $3,554,000 or 67% of revenues, compared to $776,000 or 61% of revenues for the comparable period in fiscal 1996. The increase in gross profit percentage was primarily due to higher volume discounts and improved product sales management.

        Operating Expenses. Operating expenses for the three months ended October 31, 1997, were $3,633,000 representing an increase of 238% over operating expenses of $1,075,000 for the comparable period in fiscal 1996. This increase was attributable to the clinics acquired by the Company since October 1, 1996, and to planned increases in corporate staff, increases in amortization of intangibles, and other corporate expenses related to the operation of a significantly larger organization. As a percentage of total revenues, operating expenses decreased to 69% for the three months ended October 31, 1997, from 85% for the comparable period in 1996. The Company expects that operating expenses as a percentage of revenues will continue to decrease during the current fiscal year as the Company acquires new clinics, increasing the revenue base over which to allocate its fixed general and administrative expenses.

Liquidity and Cash Reserves

        Sonus-Canada Ltd., the Company's Canadian operating subsidiary, has a revolving demand loan with the Royal Bank of Canada, providing for borrowings up to $177,000 at October 31, 1997. As of October 31, 1997, $7,000 was outstanding against this line, compared to no advances outstanding as of July 31, 1997. Advances under the line of credit bear interest at 1% above the Royal Bank of Canada prime rate. Advances under the revolving line of credit are secured by all the assets of Sonus-Canada Ltd., the Company's Canadian operating subsidiary, and personally guaranteed by a shareholder.

        The  Company's  operating  subsidiary in the United  States,  Sonus-USA,
Inc.(`Sonus-USA"), has a $500,000 line of credit from a hearing instrument manufacturer, all of which was outstanding at October 31, 1997, compared to no amounts outstanding at July 31, 1997. The line of credit is secured by a portion of Sonus-USA's accounts receivable, is guaranteed by the Company and bears interest at the prime rate on a fully floating basis. Debt service is interest only payable monthly until July 16, 1998, when all amounts outstanding under the line of credit will be due.


        On November 21, 1997, the Company executed a definitive Securities Purchase Agreement with Warburg Pincus Ventures, L.P., a Delaware limited partnership, for the sale by the Company of 13,333,333 Series A Convertible Preferred Shares, along with warrants to purchase 10,000,000 common shares at $2.40 per share, in exchange for $18,000,000 in cash (the "Warburg Transaction"). Consummation of the Warburg Transaction, which is subject to various conditions including approval by the holders of the common shares in accordance with the policies of The Alberta Stock Exchange, is expected to be completed in late December 1997. The Company believes the Warburg Transaction will provide it with sufficient capital to fund its operations and planned acquisitions over the next 12 months.

  PART II
  OTHER INFORMATION

  Item 2.      Changes in Securities.

               During the fiscal quarter ended October 31, 1997, the Company issued 100,000 options to purchase common shares of the Company at an option price of $1.07 to a financial consultant in payment for services rendered. In addition, the Company granted 100,000 options to purchase common shares at $1.50 to its investor relations advisor in consideration of services to be performed. The Company relied on the exemption from registration provided by
  Section 4(2) under the Securities Act of 1933 (the "1933 Act") with respect to the grants of such options.

  Item 6.      Exhibits and Reports on Form 8-K.

        (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1997.

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


                                   HEALTHCARE CAPITAL CORP.


                                   By:  /s/ Edwin J. Kawasaki
                                          Edwin J. Kawasaki
                                          Vice President-Finance
                                           (Principal Financial Officer)



DATED:  December 12, 1997

                                  EXHIBIT INDEX


Exhibit Number             Description of Exhibit
--------------             ----------------------

      27                   Financial Data Schedule.