Form 10QSB
period 1998-01-31
SONUS CORP
filed 1998-03-17
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended January 31, 1998

                         Commission File Number 1-13851


                                   SONUS CORP.
        (Exact name of small business issuer as specified in its charter)


                   Alberta, Canada                     Not Applicable
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)


         111 S.W. Fifth Avenue, Suite 2390, Portland, Oregon 97204-3699
                    (Address of principal executive offices)


Issuer's telephone number, including area code:  503-225-9152


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,834,582 Common Shares, without par or nominal value, outstanding as of March 10, 1998.

Transitional Small Business Disclosure Format.  Yes ___.  No X.

FORWARD-LOOKING STATEMENTS

         Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Sonus Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care clinics, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care clinics on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care clinics, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                       SONUS CORP.
                                               CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   January 31,            July 31,
                                                                                      1998                  1997
                                                                                ------------------    ------------------
                                                                                   (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents                                                  $           6,150     $           1,099
     Investments available for sale                                                         8,815                   ---
     Accounts receivable, net of allowance for doubtful
       accounts of $68 and $44, respectively                                                2,571                 2,514
     Other receivables                                                                        409                   314
     Inventory                                                                                662                   425
     Prepaid expenses                                                                         646                   260
                                                                                ------------------    ------------------
            Total current assets                                                           19,253                 4,612

Property and equipment, net                                                                 2,781                 2,277
Other assets                                                                                  196                   136
Goodwill and covenants not to compete, net                                                  9,540                 9,519
                                                                                ------------------    ------------------
                                                                                $          31,770     $          16,544
                                                                                ==================    ==================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank loans and short-term notes payable                                    $              89       $            59
     Accounts payable and accrued liabilities                                               4,154                 3,395
     Convertible notes payable                                                              2,600                 2,600
     Capital lease obligation, current portion                                                124                   101
     Long term debt, current portion                                                          479                   357
                                                                                ------------------    ------------------
            Total current liabilities                                                       7,446                 6,512

Capital lease obligation, non-current portion                                                 307                   305
Long term debt, non-current portion                                                           590                   765
Convertible notes payable                                                                     ---                   127
                                                                                ------------------    ------------------
            Total liabilities                                                               8,343                 7,709

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 and 0 shares,
          respectively, authorized, issued, and outstanding                                15,752                   ---
     Common stock, no par value per share, unlimited
          number of shares authorized, 5,460,583 and 5,427,658
          shares, respectively, issued and outstanding                                     11,268                11,131
     Notes receivable from shareholders                                                      (124)                 (124)
     Accumulated deficit                                                                   (3,298)               (2,117)
     Treasury stock, 6,960 and 3,960 shares, respectively, at cost                            (58)                  (33)
     Cumulative translation adjustment                                                       (113)                  (22)
                                                                                ------------------    ------------------
            Total shareholders' equity                                                     23,427                 8,835
                                                                                ------------------    ------------------

                                                                                $          31,770           $    16,544
                                                                                ==================          ============

                                     See accompanying notes to financial statements


                                                    SONUS CORP.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share amounts)
                                                 (Unaudited)

                                            Three months ended                       Six months ended
                                                January 31,                             January 31,
                                     ----------------------------------      ----------------------------------
                                         1998                1997                1998                1997
                                     --------------      --------------      --------------      --------------


Net revenues                          $      4,109        $      2,934        $      9,416        $      4,202

Costs and expenses:
     Cost of products sold                   1,366               1,055               3,119               1,547
     Clinical expenses                       2,279               1,456               4,523               2,102
     General and administrative expenses     1,276                 863               2,388               1,240
     Depreciation and amortization             323                 217                 600                 269
                                     --------------      --------------      --------------      --------------
Total costs and expenses                     5,244               3,591              10,630               5,158
                                     --------------      --------------      --------------      --------------
Loss from operations                        (1,135)               (657)             (1,214)               (956)

Other income (expense):
     Interest income                            79                  34                  88                  35
     Interest expense                          (29)                (15)                (55)                (15)
     Other                                      ---                (11)                 ---                (11)
                                     --------------      --------------      --------------      --------------

Net loss                              $     (1,085)       $       (649)       $     (1,181)       $       (947)
                                     ==============      ==============      ==============      ==============

Per share of common stock:
    Basic                             $      (0.24)       $      (0.16)       $      (0.26)       $      (0.27)
    Diluted                           $      (0.24)       $      (0.16)       $      (0.26)       $      (0.27)

Average shares outstanding:
    Basic                                    4,607               4,040               4,595               3,520
    Diluted                                  4,607               4,040               4,595               3,520

                                     See accompanying notes to financial statements

                                                           4



                                                         SONUS CORP.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                            Three months ended      Six months ended
                                                                                January 31,            January 31,
                                                                          1998         1997        1998       1997
                                                                        ----------  ---------   --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                           $ (1,085)   $   (649)   $ (1,181)   $   (947)
     Adjustments  to  reconcile  net loss to net cash
     provided  by (used in)operating activities:
          Provision for bad debt expense                                      33        --            61        --
          Depreciation and amortization                                      323         217         600         269
     Changes in non-cash working capital:
          Accounts receivable                                                110          67        (118)         50
          Other receivables                                                    1        --           (95)       --
          Inventory                                                          (36)         94        (237)         22
          Prepaid expenses                                                  (155)        (11)       (386)        (10)
          Accounts payable and accrued liabilities                         1,155        (298)        759         (99)
                                                                         --------    --------    --------    --------
             Net cash provided by (used in)operating activities              346        (580)       (597)       (715)
                                                                         --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments available for sale                           (8,815)       --        (8,815)       --
     Purchase of property and equipment                                     (195)       (273)       (519)       (384)
     Deferred acquisition costs and other, net                                (4)        (13)        (57)          6
     Net cash paid on business acquisitions                                 (331)     (1,051)       (703)     (1,664)
                                                                         --------    --------    --------    --------
               Net cash used in investing activities                      (9,345)     (1,337)    (10,094)     (2,042)
                                                                        --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                         (275)       --          --          --
     Net proceeds (repayments) of long-term debt
         and capital lease obligations                                       138         (73)         69         (14)
     Deferred financing costs, net                                            (3)         62          (3)         40
     Advances (repayments) of bank loans and
          short-term notes payable                                          (421)        (70)         30          29
     Advances from (payments to) shareholders                               --            56        --            56
     Issuance of common stock for cash, net of costs                          10       4,844          10       5,995
     Issuance of preferred stock for cash, net of costs                   15,752        --        15,752        --
     Acquisition of treasury stock                                           (11)       --           (25)       --
                                                                        --------    --------    --------    --------
               Net cash provided by financing activities                  15,190       4,819      15,833       6,106
                                                                        --------    --------    --------    --------
Net increase in cash and cash equivalents                                  6,191       2,902       5,142       3,349

Effect on cash and cash equivalents of changes
      in foreign translation rate                                            (41)        (47)        (91)        (33)

Cash and cash equivalents, beginning of period                              --           472       1,099          11
                                                                        --------    --------    --------    --------

Cash and cash equivalents, end of period                                $  6,150    $  3,327    $  6,150    $  3,327
                                                                        ========    ========    ========    ========

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                       $     12    $      8    $     38    $     15
  Non-cash financing activities:
     Issuance and assumption of long-term debt on acquisitions          $     97    $    262    $     97    $    323
     Issuance of convertible notes on acquisitions                      $   --      $   --      $   --      $  2,960
     Issuance of common stock on acquisitions                           $   --      $    701    $   --      $  2,494
     Conversion of convertible note to common stock                     $   --      $   --      $   (127)   $   --
     Issuance of common stock upon conversion of onvertible note        $   --          --      $    127    $   --

                                        See accompanying notes to financial statements

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Interim Financial Statements

         The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.       Reverse Stock Split

         Effective February 9, 1998, the Company effected a one-for-five reverse stock split of the Common Shares of the Company. All share and per share information appearing in the accompanying financial statements has been restated to give effect to the reverse stock split.

3.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common shares or potential common shares. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that would then share in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. All prior period EPS data have been restated to conform with SFAS No. 128. Common share equivalents represented by convertible debt and convertible preferred stock have not been included in the calculation of earnings per share as the effect would be anti-dilutive.

4.       Change in Depreciation Method and Estimates of Useful Life

         On November 1, 1997, the Company changed the method by which it calculates depreciation on property and equipment to the straight-line method. Previously, professional equipment was depreciated using the 20% declining balance method and office and computer equipment and automobiles were depreciated using the 30% declining balance method. The Company also adopted a useful life of seven years for professional equipment and five years for office equipment and automobiles. The cumulative effect of the changes adopted by the Company for the three-month period ended January 31, 1998, were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

         Revenues. Total revenues for the three months ended January 31, 1998, were $4,109,000, representing a 40% increase over revenues of $2,934,000 for the comparable period in fiscal 1997. The increase was primarily attributable to the 15 additional clinics that were owned by the Company during the three months ended January 31, 1998, but not during the entire comparable period of the prior fiscal year.

         Gross Profit. Gross profit for the three months ended January 31, 1998, was $2,743,000 or 67% of revenues, compared to $1,879,000 or 64% of revenues for the comparable period in fiscal 1997. The increase in gross profit percentage was primarily due to higher volume discounts and improved product sales management.

         Clinical Expenses. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the clinic level. Clinical expenses for the three months ended January 31, 1998, were $2,279,000 representing an increase of 57% over clinical expenses of $1,456,000 for the comparable period in fiscal 1997. This increase was primarily due to clinical expenses associated with the 15 additional clinics that were owned by the Company during the three months ended January 31, 1998, but not during the entire three month period ended January 31, 1997.

         General and Administrative Expenses. General and administrative expenses increased 48% from $863,000 for the three months ended January 31, 1997, to $1,276,000 for the three months ended January 31, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization. As a percentage of revenues, general and administrative expenses rose to 31% for the three month period ended January 31, 1998, versus 29% for the same period in the prior fiscal year. Management anticipates that general and administrative expenses will decrease as a percentage of revenues as the Company establishes a larger revenue base through its strategic acquisition program and enhanced marketing efforts.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended January 31, 1998, was $323,000, an increase of 49% over the depreciation and amortization expense of $217,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 15 additional clinics operated by the Company during the three month period ended January 31, 1998.

Six Months Ended January 31, 1998 Compared to Six Months Ended January  31, 1997

         Revenues. Total revenues for the six months ended January 31, 1998, were $9,416,000, representing a 124% increase over revenues of $4,202,000 for the comparable period in fiscal 1997. The increase was primarily attributable to the 41 clinics acquired by the Company since

October 1, 1996. Product revenues were $8,101,000 for the six months ended January 31, 1998, up 118% from $3,712,000 for the same period in 1997. Audiological service revenues of $1,315,000 represented 14% of total revenues for the six months ended January 31, 1998, as compared to $490,000 or 12% of total revenues for the comparable period in 1997. This increase is due to the fact that substantially all of the clinics acquired in the United States separately charge for the performance of audiological services when a hearing instrument is purchased. A large proportion of the revenue base in the six-month period ended January 31, 1997, was attributable to the Company's Canadian clinics where the policy was to waive the fee for audiological services if a hearing instrument was purchased.

         Gross Profit. Gross profit for the six months ended January 31, 1998, was $6,297,000 or 67% of revenues, compared to $2,655,000 or 63% of revenues for the comparable period in fiscal 1997. The increase in gross profit percentage was primarily due to higher volume discounts and improved product sales management.

         Clinical Expenses. Clinical expenses for the six months ended January 31, 1998, were $4,523,000 representing an increase of 115% over clinical expenses of $2,102,000 for the comparable period in fiscal 1997. This increase was attributable to the 41 additional clinics acquired by the Company since October 1, 1996.

         General and Administrative Expenses. General and administrative expenses increased 93% from $1,240,000 for the six months ended January 31, 1997, to $2,388,000 for the six months ended January 31, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization. As a percentage of revenues, general and administrative expenses decreased to 25% for the six month period ended January 31, 1998, from 30% for the same period in the prior fiscal year. Management anticipates that general and administrative expenses will continue to decrease as a percentage of revenues as the Company establishes a larger revenue base through its strategic acquisition program and enhanced marketing efforts.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended January 31, 1998, was $600,000, an increase of 123% over the depreciation and amortization expense of $269,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with 41 additional clinics operated by the Company during the six month period ended January 31, 1998.

LIQUIDITY AND CASH RESERVES

         Sonus-Canada Ltd., the Company's Canadian operating subsidiary, has a revolving demand loan with the Royal Bank of Canada, providing for borrowings up to $171,000 at January 31, 1998. As of January 31, 1998, $89,000 was outstanding against this line. Advances under the line of credit bear interest at 1% above the Royal Bank of Canada prime rate, are secured by all the assets of Sonus-Canada Ltd., and are personally guaranteed by a shareholder.

         The Company's operating subsidiary in the United States, Sonus-USA,Inc. ('Sonus-

USA'), has a $500,000 line of credit from a hearing instrument manufacturer, none of which was outstanding at January 31, 1998. The line of credit is secured by a portion of Sonus-USA's accounts receivable, is guaranteed by the Company and bears interest at the prime rate on a fully floating basis. Debt service is interest only payable monthly until July 16, 1998, when all amounts outstanding under the line of credit will be due.

         On December 24, 1997, the Company consummated the sale of 13,333,333 Series A Convertible Preferred Shares (the "Convertible Shares"), together with warrants (the "Warrants") to purchase 2,000,000 common shares of the Company (the "Common Shares") for $12 per share in a private placement to Warburg Pincus Ventures, L.P., a Delaware limited partnership, for an aggregate purchase price of $18 million (the "Warburg Transaction"). The Company believes that the net proceeds of $15.8 million from the Warburg Transaction and cash generated from operations will provide it with sufficient capital to fund its operations and planned acquisitions over the next 12 months.


PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         As described in Item 2 of Part I above, the Company completed the Warburg Transaction on December 24, 1997, for which it relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 with respect to the sale of the Convertible Shares and the Warrants. Additional information regarding the Warburg Transaction is contained in the Company's Current Reports on Form 8-K dated November 21, 1997, and December 24, 1997. Such information is incorporated herein by reference.

         On February 9, 1998, the Company changed its name from HealthCare Capital Corp. to Sonus Corp. and effected a one-for-five reverse stock split of its Common Shares. On February 10, 1998, the Common Shares commenced trading on the American Stock Exchange under the symbol SSN and ceased trading on The Alberta Stock Exchange where they had traded under the symbol HCL. As a result of the reverse split, each Convertible Share is presently convertible into one-fifth of a Common Share and is entitled to one-fifth of a vote on all matters presented for action by the Company's shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual and special general meeting of the Company's shareholders was held on December 5, 1997 (the "Annual Meeting"). At the Annual Meeting, the number of directors of the Company was fixed at six (until such time as the directors of the Company determine by resolution to appoint one or more additional directors in accordance with the Company's Articles) by the following vote: 3,822,108 for; 196,074 against or withheld; 0 abstentions and broker non-votes.

         The following directors were elected at the Annual Meeting to serve until the next annual general meeting:

                                                              Abstentions
                                                              and Broker
                               For           Withheld         Non-votes
                               ---           --------         ---------
Gene K. Balzer, Ph.D.       4,011,002           5,580             0
Brandon M. Dawson           4,011,002           5,580             0
William DeJong              4,011,002           5,580             0
Gregory J. Frazer           4,011,802           5,580             0
Douglas F. Good             4,011,802           5,580             0
Hugh T. Hornibrook          4,012,602           5,580             0

         At the Annual Meeting, KPMG Peat Marwick LLP was approved as independent auditors of the Company and the board of directors was authorized to fix the auditors' remuneration by the following vote: 4,017,882 for; 300 against or withheld; and 0 abstentions and broker non-votes. In addition, an amendment to the Company's bylaws increasing the quorum required at shareholders' meetings from 10 percent to 33 1/3 percent was ratified by the following vote: 3,381,239 for; 93,599 against or withheld; and 0 abstentions and broker non-votes. The Company's Second Amended and Restated Stock Award Plan (the "Plan") was also approved by the following vote: 3,358,748 for; 107,070 against or withheld; and 0 abstentions and broker non-votes.

         Beginning on December 8, 1997, the Company solicited written consents from 44 shareholders approving the issuance of the Convertible Shares and the Warrants in order to satisfy the requirement of shareholder approval imposed by the policies of The Alberta Stock Exchange. The Company received written consents approving such issuance from shareholders holding 3,290,066 shares, which represented 60.3% of the Common Shares then issued and outstanding.

         A special meeting of shareholders of the Company was held on February 9, 1998 (the "Special Meeting"), at which the Company's Articles of Incorporation were amended to change the name of the Company from HealthCare Capital Corp. to Sonus Corp. The amendment was approved by the following vote:
4,663,661 for; 6,780 against or withheld; and 0 abstentions and broker non-votes. A one-for-five reverse stock split of the Common Shares was also approved at the Special Meeting by the following vote: 4,641,441 for; 5,740 against or withheld; and 0 abstentions and broker non-votes. A resolution authorizing the issuance of up to 3,000,000 Common Shares in transactions and at prices as determined by the Company's board of directors was approved at the Special Meeting by the following vote: 4,631,881 for; 41,880 against or withheld; and 0 abstentions and broker non-votes. The shareholders also approved an amendment to the Plan to increase the number of Common Shares issuable thereunder from 600,000 to 1,800,000 by the following vote: 4,596,801 for; 76,060 against or withheld: and 1,900 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

         (b) Reports on Form 8-K. During the quarter ended January 31, 1998, the Company filed the following reports on Form 8-K:

         1. Current Report on Form 8-K dated November 21, 1997, reporting the execution of a Securities Purchase Agreement in connection with the Warburg Transaction under Items 1 and 5 and filing certain exhibits under Item 7.

         2. Current Report on Form 8-K dated December 24, 1997, reporting the closing of the Warburg Transaction under Item 1 and the granting of conditional listing approval of the Common Shares on the American Stock Exchange under Item 5 and filing certain exhibits under Item 7.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SONUS CORP.



                                   By:  /s/ Edwin J. Kawasaki
                                        ---------------------
                                        Edwin J. Kawasaki
                                        Vice President-Finance
                                       (Principal Financial Officer)

DATED:  March 13, 1998

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                     Description of Exhibit
  ------                     ----------------------

3.1 Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-23137) (the "Amendment").

3.2 Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Amendment.

10.1 Warrant Agreement between the Registrant and Warburg, Pincus Ventures, L.P., dated December 24, 1997. Incorporated by reference to Exhibit
         10.13 to the Amendment.

10.2     Second Amended and Restated Stock Award Plan (as amended December 18,
         1997). Incorporated by reference to Exhibit 10.27 to the Amendment.

10.3 Employment Agreement dated December 24, 1997, between the Registrant and Brandon M. Dawson. Incorporated by reference to Exhibit 10.30 to the Amendment.

10.4 Employment Agreement dated December 24, 1997, between the Registrant and Edwin J. Kawasaki. Incorporated by reference to Exhibit 10.31 to the Amendment.

10.5 Employment Agreement dated December 24, 1997, between the Registrant and Randall E. Drullinger. Incorporated by reference to Exhibit 10.32 to the Amendment.

10.6     Stock Purchase Agreement dated January 5, 1998, by and between Gregory
         J. Frazer, Rhonda Jespersen and SONUS-USA, Inc. Incorporated by reference to Exhibit 10.41 to the Amendment.

10.7 Stock Purchase Agreement dated February 12, 1998, by and between Gregory J. Frazer, Donal M. Welch, and SONUS-USA, Inc. Incorporated by reference to Exhibit 10.42 to the Amendment.

27       Financial Data Schedule.

99       Description of Common Shares of Sonus Corp.