Form 10QSB
period 1998-04-30
SONUS CORP
filed 1998-06-15
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarterly Period Ended April 30, 1998

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
         ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,859,917 Common Shares, without par or nominal value, outstanding as of June 1, 1998.

Transitional Small Business Disclosure Format.  Yes   .  No X .
                                                   ---     ---

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                      SONUS CORP.
                                              CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               April 30,              July 31,
                                                                                  1998                  1997
                                                                          --------------------- ---------------------
                                                                              (Unaudited)
                                                        ASSETS
Current assets:
     Cash and cash equivalents                                            $              1,275    $            1,099
     Short-term investments                                                             10,946                   ---
     Accounts receivable, net of allowance for doubtful
       accounts of $112 and $44, respectively                                            3,381                 2,514
     Other receivables                                                                     338                   314
     Inventory                                                                           1,006                   425
     Prepaid expenses                                                                    1,116                   260
                                                                          --------------------- ---------------------
       Total current assets                                                             18,062                 4,612

Property and equipment, net                                                              3,316                 2,277
Other assets                                                                               275                   136
Goodwill and covenants not to compete, net                                              12,785                 9,519
                                                                          --------------------- ---------------------
                                                                          $             34,438    $           16,544
                                                                          =====================   ====================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank loans and short-term notes payable                              $               162     $               59
     Accounts payable and accrued liabilities                                           3,974                  3,395
     Convertible notes payable                                                          2,600                  2,600
     Capital lease obligation, current portion                                            126                    101
     Long term debt, current portion                                                    1,051                    357
                                                                          --------------------   --------------------
       Total current liabilities                                                        7,913                  6,512

Capital lease obligation, non-current portion                                             275                    305
Long term debt, non-current                                                             1,516                    765
portion
Convertible notes payable                                                                 ---                    127
                                                                          --------------------   --------------------
       Total liabilities                                                                9,704                  7,709

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 and 0 shares,
          respectively, authorized, issued, and outstanding                            15,701                    ---
     Common stock, no par value per share, unlimited
          number of shares authorized, 5,836,981 and 5,427,658
          shares, respectively, issued and outstanding                                 13,243                 11,131
     Notes receivable from shareholders                                                  (192)                  (124)
     Accumulated deficit                                                               (3,879)                (2,117)
     Treasury stock, 6,960 and 3,960 shares, respectively, at cost                        (58)                   (33)
     Cumulative translation adjustment                                                    (81)                   (22)
                                                                          --------------------   --------------------
       Total shareholders' equity                                                      24,734                  8,835
                                                                          --------------------   --------------------

                                                                          $            34,438    $            16,544
                                                                          ====================   ====================

                               See accompanying notes to consolidated financial statements

                                                SONUS CORP.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)

                                            Three months ended                       Nine months ended
                                                 April 30,                               April 30,
                                     ----------------------------------      ----------------------------------
                                     --------------      --------------
                                         1998                1997                1998                1997
                                     --------------      --------------      --------------      --------------
Net revenues                          $      5,719        $      4,355        $     15,135       $       8,557


Costs and expenses:
     Cost of products sold                   1,763               1,613               4,882               3,160
     Clinical expenses                       2,953               1,883               7,476               3,985
     General and administrative expenses     1,432                 982               3,820               2,222
     Depreciation and amortization             349                 193                 949                 462
                                     --------------      --------------      --------------      --------------

Total costs and expenses                     6,497               4,671              17,127               9,829
                                     --------------      --------------      --------------      --------------

Loss from operations                          (778)               (316)             (1,992)             (1,272)

Other income (expense):
     Interest income                           236                  19                 324                  54
     Interest expense                          (39)                 (7)                (94)                (22)
     Other, net                                 ---                 14                  ---                  3
                                     --------------      --------------      --------------      --------------

Net loss                              $       (581)       $       (290)       $     (1,762)       $     (1,237)
                                     ==============      ==============      ==============      ==============

Per share of common stock:
    Basic and diluted                 $      (0.10)       $      (0.06)       $      (0.36)       $      (0.27)

Average shares outstanding:
    Basic and diluted                        5,722               5,187               4,932               4,531


                               See accompanying notes to consolidated financial statements

                                                             SONUS CORP.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                         Three months ended              Nine months ended
                                                                             April 30,                     April 30,
                                                                      ------------------------------------------------------------
                                                                          1998            1997            1998           1997
                                                                      -------------   -------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $       (581)  $        (290)   $     (1.762)  $     (1,237)
  Adjustments  to  reconcile  net loss to net cash
  provided  by  (used  in)operating activities:
     Provision for bad debt expense                                             50              ---            111             ---
     Depreciation and amortization                                             349             193             950            462
  Changes in non-cash working capital:
     Accounts receivable                                                        80             171              53            230
     Other receivables                                                          92              10              10             77
     Inventory                                                                (276)           (152)           (500)          (132)
     Prepaid expenses                                                         (464)            (73)           (846)          (130)
     Accounts payable and accrued liabilities                                 (852)            447            (231)           148
                                                                      -------------   -------------   -------------  -------------
       Net cash provided by (used in) operating activities                  (1,601)            307          (2,215)          (582)
                                                                      -------------   -------------   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net of sales                          (2,131)             ---        (10,945)            ---
  Purchase of property and equipment                                          (260)           (431)           (846)          (674)
  Adjustment of goodwill and covenants not to compete                         (622)           (940)           (326)          (443)
  Deferred acquisition costs, net                                              (58)            110            (124)           150
  Net cash paid on business acquisitions                                    (1,826)           (806)         (2,292)        (4,874)
                                                                      -------------   -------------   -------------  -------------
       Net cash used in investing activities                                (4,897)         (2,067)        (14,533)        (5,841)
                                                                      -------------   -------------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) of long-term debt and capital lease obligations   (304)            180            (676)           (70)
  Deferred financing costs, net                                                (21)              2             (21)            42
  Advances (repayments) of bank loans and
    short-term notes payable                                                    73             106             (28)         2,770
  Notes receivable from shareholders                                           (68)            (56)            (68)            ---
  Issuance of common stock for cash, net of costs                            1,963             487           2,100          5,884
  Issuance of preferred stock for cash, net of costs                           (51)             ---         15,701            ---
  Acquisition of treasury stock                                                 ---            (22)            (25)           (22)
                                                                      -------------   -------------   -------------  -------------
     Net cash provided by financing activities                               1,592             697          16,983          8,604
                                                                      -------------   -------------   -------------  -------------
Net increase (decrease) in cash and cash equivalents                        (4,906)         (1,063)            235          2,181

Effect on cash and cash equivalents of changes
  in foreign translation rate                                                   31            (100)            (59)           (28)

Cash and cash equivalents, beginning of period                               6,150           3,327           1,099             11
                                                                      -------------   -------------   -------------  -------------
Cash and cash equivalents, end of period                              $      1,275    $      2,164    $      1,275   $      2,164
                                                                      =============   =============   =============  =============

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                     $         39    $         22    $         94   $          7
  Non-cash financing activities:
   Issuance and assumption of long-term debt in acquisitions          $      1,866    $        349    $      2,076   $         26
   Issuance of convertible notes in acquisitions                      $         ---   $      2,960    $         ---   $        ---
   Issuance of common stock in acquisitions                           $         ---   $      2,494    $         ---   $        ---
   Conversion of convertible note to common stock                     $         ---   $         ---   $       (127)  $         ---
   Issuance of common stock upon conversion of convertible note       $         ---   $         ---   $        127   $         ---

                                     See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Interim Financial Statements

         The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three and nine month periods ended April 30, 1997, have been reclassified in order to conform to the presentation for the three and nine month periods ended April 30, 1998. Effective February 9, 1998, the Company effected a one-for-five reverse stock split of the Common Shares of the Company. All share and per share information appearing in the accompanying financial statements has been restated to give effect to the reverse stock split.

2.       Earnings Per Share

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

3.       Release of Shares from Escrow

         Effective with the listing of the Company's common shares on the American Stock Exchange on February 10, 1998, 850,000 common shares owned by certain members of the Company's management were released from escrow by The Alberta Stock Exchange. The shares, which had previously been excluded from the calculation of the average shares outstanding during a period, are included in such calculation for the three and nine month periods ended April 30, 1998.

4.       Contingent Shares

         In connection with one of the Company's recent acquisitions, the Company has issued and is holding subject to cancellation, 22,936 common shares. One third of the shares will be delivered each year if certain annual net revenue targets are met. In accordance with APB 16, such shares have not been included in the number of shares issued and outstanding at April 30, 1998.

5.       Change in Depreciation Method and Estimates of Useful Life

         On November 1, 1997, the Company changed the method by which it calculates depreciation on property and equipment to the straight-line method. Previously, professional equipment was depreciated using the 20% declining balance method and office and computer equipment and automobiles were depreciated using the 30% declining balance method. The Company also adopted a useful life of seven years for professional equipment and five years for office equipment and automobiles. The cumulative effect of the changes adopted by the Company for the six-month period ended April 30, 1998, were immaterial.

6.       Acquisitions

         During the nine months ended April 30, 1998, the Company acquired 20 clinics in 10 transactions for a total purchase price of $3,918,000. The total purchase price consisted of cash payments of $2,232,000, promissory notes issued by the Company of $1,173,000 payable over three years, and $513,000 in assumed liabilities. In addition, $290,000 will be paid and 22,936 shares of common stock will be issued over a three-year period if certain annual net revenue targets are met. As a result of the acquisitions, the Company recorded $1,031,000 in accounts receivable, $765,000 in inventory, property and equipment, $13,000 in other assets, $850,000 in current liabilities and $2,959,000 in goodwill. The Company also recorded $502,000 for covenants not to compete, of which $157,000 was paid in cash at the time of closing, with the balance payable over three years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

         Revenues. Total revenues for the three months ended April 30, 1998, were $5,719,000, representing a 31% increase over revenues of $4,355,000 for the comparable period in fiscal 1997. The increase was primarily attributable to the 17 additional clinics that were owned by the Company during the three months ended April 30, 1998, but not during the comparable period of the prior fiscal year. Partially offsetting the additional clinics, adverse weather conditions in California had a noticeable negative effect on revenues during February 1998. Product revenues were $4,627,000 for the three months ended April 30, 1998, up 26% from $3,680,000 for the same period in 1997. Audiological service revenues of $980,000 represented 17% of total revenues for the three months ended April 30, 1998, as compared to $669,000 or 15% of total revenues for the comparable period in fiscal 1997.

         Gross Profit. Gross profit for the three months ended April 30, 1998, was $3,956,000 or 69% of revenues, compared to $2,742,000 or 63% of revenues for the comparable period in fiscal 1997. The increase in gross profit percentage was due to higher volume purchase discounts, improved product sales management, and an increase in the percentage of total revenues derived from the Company's operations in the United States, where gross profit percentages are higher than those for the Company's operations in Canada.

         Clinical Expenses. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the clinic level. Clinical expenses for the three months ended April 30, 1998, were $2,953,000, representing an increase of 57% over clinical expenses of $1,883,000 for the comparable period in fiscal 1997. This increase was primarily due to clinical expenses associated with the 17 additional clinics that were owned by the Company during the three months ended April 30, 1998, but not during the three-month period ended April 30, 1997, and increased marketing expenses designed to increase brand awareness of the Company within the hearing health industry.

         General and Administrative Expenses. General and administrative expenses increased 46% from $982,000 for the three months ended April 30, 1997, to $1,432,000 for the three months ended April 30, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization. As a percentage of revenues, general and administrative expenses rose to 25% for the three-month period ended April 30, 1998, versus 23% for the same period in the prior fiscal year. Management anticipates that general and administrative expenses will decrease as a percentage of revenues as the Company establishes a larger revenue base through its strategic acquisition program and enhanced marketing efforts.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended April 30, 1998, was $349,000, an increase of 81% over the depreciation and amortization expense of $193,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 17 additional clinics operated by the Company during the three-month period ended April 30, 1998.

         Interest Income and Expense. Interest income for the three months ended April 30, 1998, increased to $236,000 from $19,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company as a result of the sale of preferred stock in December 1997. Interest expense for the three months ended April 30, 1997, was $39,000 compared to $7,000 for the three months ended April 30, 1997.

Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

         Revenues. Total revenues for the nine months ended April 30, 1998, were $15,135,000, representing a 77% increase over revenues of $8,557,000 for the comparable period in fiscal 1997. The increase was primarily attributable to the 59 clinics acquired by the Company since October 1, 1996. Product revenues were $12,491,000 for the nine months ended April 30, 1998, up 69% from $7,384,000 for the same period in 1997. Audiological service revenues of $2,434,000 represented 16% of total revenues for the nine months ended April 30, 1998, as compared to $1,164,000 or 14% of total revenues for the comparable period in 1997. This increase is due to the fact that substantially all of the clinics acquired in the United States separately charge for the performance of audiological services when a hearing instrument is purchased. A proportion of the revenue base in the nine-month period ended April 30, 1997, was attributable to the Company's Canadian clinics where the policy was to waive the fee for audiological services if a hearing instrument was purchased.

         Gross Profit. Gross profit for the nine months ended April 30, 1998, was $10,253,000 or 68% of revenues, compared to $5,397,000 or 63% of revenues for the comparable period in fiscal 1997. The increase in gross profit percentage was primarily due to higher volume discounts, improved product sales management, and a decrease in the percentage of total revenues derived from the Company's operations in Canada, where gross profit percentages are lower than those for the Company's United States operations.

         Clinical Expenses. Clinical expenses for the nine months ended April 30, 1998, were $7,476,000 representing an increase of 88% over clinical expenses of $3,985,000 for the comparable period in fiscal 1997. This increase was attributable to the 59 additional clinics acquired by the Company since October 1, 1996.

         General and Administrative Expenses. General and administrative expenses increased 72% from $2,222,000 for the nine months ended April 30, 1997, to $3,820,000 for the nine months ended April 30, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization. As a percentage of revenues, general and administrative expenses decreased to 25% for the nine-month period ended April 30, 1998, from 26% for the same period in the prior fiscal year. Management anticipates that general and administrative expenses will continue to decrease as a percentage of revenues as the Company establishes a larger revenue base through its strategic acquisition program and enhanced marketing efforts.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended April 30, 1998, was $949,000, an increase of 105% over the depreciation and amortization expense of $462,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with 57 additional clinics operated by the Company during the nine-month period ended April 30, 1998.

         Interest Income and Expense. Interest income for the nine months ended April 30, 1998, increased to $324,000 from $54,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company as a result of the sale of preferred stock in December 1997. Interest expense for the nine months ended April 30, 1998, was $94,000 compared to $22,000 for the nine months ended April 30, 1997.


LIQUIDITY AND CASH RESERVES

         Sonus-Canada Ltd., the Company's Canadian operating subsidiary, has a revolving demand loan with a commercial bank. As of April 30, 1998, $58,000 was outstanding against this line. Advances under the line of credit bear interest at 1% above the bank's prime rate and are secured by all the assets of Sonus-Canada Ltd. The Company recently negotiated an increase in the amount of borrowings allowed under the line of credit from $175,000 to $210,000.

         The Company's operating subsidiary in the United States, Sonus-USA, Inc. (`Sonus-USA"), has a $500,000 line of credit from a hearing instrument manufacturer, none of which was outstanding at April 30, 1998. The line of credit is secured by a portion of Sonus-USA's accounts receivable, is guaranteed by the Company and bears interest at the prime rate on a fully floating basis. Debt service is interest only payable monthly until July 16, 1998, when all amounts outstanding under the line of credit will be due.

         At April 30, 1998, the Company had working capital of $10,149,000, including cash and short-term investments totaling $12,221,000. The Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations and planned acquisitions over the next 12 months.

         For the nine months ended April 30, 1998, net cash used in operating activities was $2,215,000 compared to $582,000 for the same period of fiscal 1997. The Company invested cash of $2,292,000 in acquisitions of hearing care clinics for the nine months ended April 30, 1998, compared to $4,874,000 for the nine months ended April 30, 1997. For the nine months ended April 30, 1998, the company invested cash in the acquisition of property and equipment of $846,000, compared to $674,000 for the nine months ended April 30, 1997. The Company received cash, net of costs, of $2,100,000 for the issuance of common stock and $15,701,000 for the issuance of preferred stock during the nine months ended April 30, 1998.


PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.
         During the fiscal quarter ended April 30, 1998, the Company granted options under its Stock Award Plan to seven employees and one consultant to purchase a total of 932,000 common shares of the Company at prices ranging from $6.60 to $8.35 per share. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 with respect to the grants of such options.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1998.

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


                                            SONUS CORP.



                                            By:  /s/ Edwin J. Kawasaki
                                                 ---------------------
                                                 Edwin J. Kawasaki
                                                 Vice President-Finance
                                                 (Principal Financial Officer)


DATED:  June 11, 1998

                                                EXHIBIT INDEX
                                                -------------

 Exhibit
 Number                                    Description of Exhibit
 ------                                    ----------------------

   10.1     Promissory Note of Brandon M. Dawson dated May 8, 1997

   10.2     Promissory Note of Brandon M. Dawson dated December 26, 1997

   10.3     Promissory Note of Brandon M. Dawson dated March 19, 1998

   10.4     Promissory Note of Brandon M. Dawson dated April 24, 1998

   10.5 Pledge Agreement dated May 1, 1998, between Sonus Corp. and Brandon M. Dawson

   27       Financial Data Schedule.