Form 10QSB/A
period 1998-04-30
SONUS CORP
filed 1998-06-17
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB/A


            Amendment to Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

         The purpose of this amendment is to file amended financial statements to correct certain erors in the Consolidated Statement of Cash Flows filed on June 15, 1998, with the Form 10-QSB for the quarterly period ended April 30, 1998.

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
                                                                          ====================   ====================

                               See accompanying notes to consolidated financial statements

                                                   SONUS CORP.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)

                                            Three months ended                       Nine months ended
                                                 April 30,                               April 30,
                                     ----------------------------------      ----------------------------------
                                         1998                1997                1998                1997
                                     --------------      --------------      --------------      --------------
Net revenues                          $      5,719        $      4,355        $     15,135       $       8,557


Costs and expenses:
     Cost of products sold                   1,763               1,613               4,882               3,160
     Clinical expenses                       2,953               1,883               7,476               3,985
     General and administrative expenses     1,432                 982               3,820               2,222
     Depreciation and amortization             349                 193                 949                 462
                                     --------------      --------------      --------------      --------------

Total costs and expenses                     6,497               4,671              17,127               9,829
                                     --------------      --------------      --------------      --------------

Loss from operations                          (778)               (316)             (1,992)             (1,272)

Other income (expense):
     Interest income                           236                  19                 324                  54
     Interest expense                          (39)                 (7)                (94)                (22)
     Other, net                                 ---                 14                  ---                  3
                                     --------------      --------------      --------------      --------------

Net loss                              $       (581)       $       (290)       $     (1,762)       $     (1,237)
                                     ==============      ==============      ==============      ==============

Per share of common stock:
    Basic and diluted                 $      (0.10)       $      (0.06)       $      (0.36)       $      (0.27)

Average shares outstanding:
    Basic and diluted                        5,722               5,187               4,932               4,531


                               See accompanying notes to consolidated financial statements

                                                             SONUS CORP.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                         Three months ended              Nine months ended
                                                                             April 30,                     April 30,
                                                                      ------------------------------------------------------------
                                                                          1998            1997            1998           1997
                                                                      -------------   -------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $       (581)  $        (290)   $     (1.762)  $     (1,237)
  Adjustments  to  reconcile  net loss to net cash
  provided  by  (used  in)operating activities:
     Provision for bad debt expense                                             50              ---            111             ---
     Depreciation and amortization                                             349             193             950            462
  Changes in non-cash working capital:
     Accounts receivable                                                        80             171              53            230
     Other receivables                                                          92              10              10             77
     Inventory                                                                (276)           (152)           (500)          (132)
     Prepaid expenses                                                         (464)            (73)           (846)          (130)
     Accounts payable and accrued liabilities                                 (852)            447            (231)           148
                                                                      -------------   -------------   -------------  -------------
       Net cash provided by (used in) operating activities                  (1,601)            307          (2,215)          (582)
                                                                      -------------   -------------   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net of sales                          (2,131)             ---        (10,945)            ---
  Purchase of property and equipment                                          (260)           (431)           (846)          (674)
  Adjustment of goodwill and covenants not to compete                         (622)           (940)           (326)          (443)
  Deferred acquisition costs, net                                              (58)            110            (124)           150
  Net cash paid on business acquisitions                                    (1,826)           (806)         (2,292)        (4,874)
                                                                      -------------   -------------   -------------  -------------
       Net cash used in investing activities                                (4,897)         (2,067)        (14,533)        (5,841)
                                                                      -------------   -------------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) of long-term debt and capital lease obligations   (304)            180            (676)           (70)
  Deferred financing costs, net                                                (21)              2             (21)            42
  Advances (repayments) of bank loans and
    short-term notes payable                                                    73             106             (28)         2,770
  Notes receivable from shareholders                                           (68)            (56)            (68)            ---
  Issuance of common stock for cash, net of costs                            1,963             487           2,100          5,884
  Issuance of preferred stock for cash, net of costs                           (51)             ---         15,701            ---
  Acquisition of treasury stock                                                 ---            (22)            (25)           (22)
                                                                      -------------   -------------   -------------  -------------
     Net cash provided by financing activities                               1,592             697          16,983          8,604
                                                                      -------------   -------------   -------------  -------------
Net increase (decrease) in cash and cash equivalents                        (4,906)         (1,063)            235          2,181

Effect on cash and cash equivalents of changes
  in foreign translation rate                                                   31            (100)            (59)           (28)

Cash and cash equivalents, beginning of period                               6,150           3,327           1,099             11
                                                                      -------------   -------------   -------------  -------------
Cash and cash equivalents, end of period                              $      1,275    $      2,164    $      1,275   $      2,164
                                                                      =============   =============   =============  =============

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                     $         39    $          7    $         94   $         22
  Non-cash financing activities:
   Issuance and assumption of long-term debt in acquisitions          $      1,866    $         26    $      2,076   $        349
   Issuance of convertible notes in acquisitions                      $         ---   $        ---    $         ---  $      2,960
   Issuance of common stock in acquisitions                           $         ---   $        ---    $         ---  $      2,494
   Conversion of convertible note to common stock                     $         ---   $        ---    $       (127)  $         ---
   Issuance of common stock upon conversion of convertible note       $         ---   $        ---    $        127   $         ---

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


                                            SONUS CORP.



                                            By:  /s/ Brian S. Thompson
                                                 ---------------------
                                                 Brian S. Thompson
                                                 Secretary

DATED:  June 16, 1998