Form 10KSB
period 1998-07-31
SONUS CORP
filed 1998-10-29
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB
        (Mark one)

        [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1998
                                       OR

        [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to --------

                           COMMISSION FILE NO. 1-13851

                                   SONUS CORP.
                 (Name of small business issuer in its charter)

                       ALBERTA, CANADA              NOT APPLICABLE
               (State or other jurisdiction of     (I.R.S. employer
                incorporation or organization)    identification no.)

              111 S.W. FIFTH AVENUE, SUITE 2390
                       PORTLAND, OREGON                   97204
            (Address of principal executive office)     (Zip code)

                                 (503) 225-9152
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

           Title of Each Class                  Name of Each Exchange on Which Registered
           -------------------                  -----------------------------------------

COMMON SHARES, WITHOUT NOMINAL OR PAR VALUE              AMERICAN STOCK EXCHANGE

       Securities registered under Section 12(g) of the Exchange Act: NONE

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [ ]

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State  the  issuer's   revenues   for  its  most  recent   fiscal  year:
$22,368,000.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 1, 1998: $37,100,723

        State the number of shares outstanding of each of the issuer's classes of common equity: Common Shares, without nominal or par value, 6,119,707 shares, as of October 1, 1998.

        Transitional Small Business Disclosure.  Format:  Yes----    No   X

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the issuer's definitive Management Information Circular and Proxy Statement dated November 12, 1998, are incorporated by reference into Part III of this Form 10-KSB.

                                          TABLE OF CONTENTS
                                                                                             PAGE
PART I  .......................................................................................3

ITEM 1. Description of Business................................................................3

ITEM 2. Description of Property................................................................8

ITEM 3. Legal Proceedings......................................................................9

ITEM 4. Submission of Matters to a Vote of Security Holders....................................9

PART II ......................................................................................10

ITEM 5. Market for Common Equity and Related Stockholder Matters..............................10

ITEM 6. Management's Discussion and Analysis or Plan of Operation.............................13

ITEM 7. Financial Statements..................................................................18

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..18

PART III......................................................................................19

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance
        with Section 16(a) of the Exchange Act................................................19

ITEM 10.Executive Compensation................................................................20

ITEM 11.Security Ownership of Certain Beneficial Owners and Management........................20

ITEM 12.Certain Relationships and Related Transactions........................................20

ITEM 13. Exhibits and Reports on Form 8-K.....................................................20

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Sonus Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care clinics, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care clinics on terms favorable to the Company, the degree of consolidation in the hearing care
industry,   the  Company's   success  in  attracting  and  retaining   qualified
audiologists and staff to operate its hearing care clinics, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

The Company was incorporated under the laws of the Province of Alberta, Canada, in July 1993, under the name "575035 Alberta Ltd." The Company changed its name to HealthCare Capital Corp. in October 1994, when it acquired nine hearing care clinics in British Columbia. The Company did not begin operating in the United States until it purchased two hearing care clinics near Santa Maria, California, in July 1996. By vote of the shareholders, the Company changed its name from HealthCare Capital Corp. to Sonus Corp. on February 9, 1998. The Company, through its subsidiaries Sonus-USA, Inc. ("Sonus-USA"), and Sonus-Canada Ltd. ("Sonus-Canada"), currently owns and operates a network of 89 hearing care clinics in the United States and Western Canada. Clinics owned by the Company are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, North Dakota, Oregon, and Washington and in the Canadian provinces of British Columbia and Alberta. The Company intends to expand its network of hearing care clinics by acquiring clinics in its existing as well as new geographic markets.

Each of the Company's hearing care clinics provides its hearing impaired patients with a full range of audiological products and services. During the fiscal year ended July 31, 1998, approximately 84% of the Company's revenues were derived from product sales, including hearing instruments, batteries, and accessories, while 15% of the Company's revenues were derived from audiological services. Substantially all of the Company's hearing care clinics are staffed by audiologists. The Company's operating strategy is to provide patients with high quality and cost-effective hearing care while at the same time increasing its operating margins by attracting and retaining patients, recruiting qualified and productive audiologists, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts. The Company believes that it is well positioned to provide retail hearing rehabilitative services to consumers while simultaneously serving the diagnostic needs of referring physicians and meeting the access and cost concerns of managed care providers and insurance companies.

The Company, through its recently acquired subsidiary Hear PO Corp., operates as an independent provider association and hearing care benefit administrator. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,000 affiliated audiologists. It then processes claims under those contracts on behalf of the audiologists in exchange for a fee.

The Company, through Sonus-USA, operates a franchise licensing program called The Sonus Network. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. There are currently 9 licensees under the licensing program located in 3 states.

INDUSTRY BACKGROUND

Professionals and Clinics. Hearing instruments may be dispensed by either a dispensing audiologist or a hearing instrument specialist ("HIS"). Although both audiologists and HISs may be licensed to dispense hearing instruments, audiologists have advanced training in audiology and hold either a masters or Ph.D. degree.

Overall, dispensing audiologists are much younger than HISs. The June 1998 issue of The Hearing Review, a hearing industry trade journal, indicates that approximately 24% of HISs in the U.S. are at least 61 years of age, 30% are 51-60 years of age, 33% are 41-50 years of age and only 13% are age 40 or under, compared to 5%, 21%, 45% and 29%, respectively, for dispensing audiologists. The Company believes that many HISs are facing retirement with no formal "exit-strategy," a situation that creates an attractive investment opportunity for the Company.

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

Hearing Impaired Population. According to the 1996 edition of Communication Facts, published by the American Speech-Language Hearing Association, the number of persons in the United States who have hearing loss is estimated to be approximately 28 million and the percentage of individuals with a hearing loss relative to the general population is approximately 2% for those under 18 years of age, 5% for those between 18 and 44 years of age, 14% for those between 45 and 64 years of age, 23% for those between 65 and 74 years of age and 32% for those over 75 years of age. In addition, the American Tinnitus Association estimates that approximately 12 million American adults have tinnitus (a ringing sensation in the ears) that is severe enough to seek medical help.

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

The Company's clinics primarily provide hearing rehabilitation services. The Company has one facility, the Rockyview Hearing and Balance Clinic located in Calgary, Alberta, that provides advanced audio-diagnostic services and one clinic located in San Diego, California, that provides evaluation and treatment for patients with tinnitus.

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

GROWTH STRATEGY

The Company's growth strategy is to expand its operations by selectively acquiring hearing clinics located in existing as well as new geographic markets and by increasing the number of licensees under the Company's licensing program. The Company believes that the fragmented nature of the hearing care industry, the absence of industry-wide standards, and the inexperience and limited capital resources of many hearing care providers, combine to provide an opportunity to build an expanding network of Company-owned and licensed hearing care clinics devoted to providing high-quality hearing health care services.

The Company plans to expand its network of Company-owned clinics in each new market by initially targeting for acquisition a significant hearing care practice in order to secure a solid foundation upon which to build a regional network of audiology practices. The Company will then seek to acquire additional individual or group practices in order to realize economies of scale in management, marketing, and administration, and hopes that its initial purchase in the region will attract other practitioners interested in selling their businesses. Due to the contacts of management with audiologists in the industry, the Company is frequently presented with opportunities to acquire hearing care clinics. From August 1, 1996, to September 30, 1998, the Company acquired 85 clinics, all located in the United States.

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

The Company generally uses cash, its common shares, promissory notes, assumption of debt, or a combination of the foregoing to fund acquisitions. The amount paid for each practice varies on a case-by-case basis according to historical revenues, projected earnings after integration into the Company, and transaction structure. In connection with each acquisition, the Company acquires substantially all of the assets of the practice, including its audiological equipment and supplies, office lease and improvements, receivables and patient files.

At the time a practice is acquired, the audiologist associated with the practice typically becomes an employee of the Company and enters into an employment agreement with the Company with an initial term of three years and annual renewals thereafter. The employment agreement usually includes a three-year non-compete provision following termination of employment. If the office of a retiring HIS is acquired, a six- to 12-month transition plan is usually negotiated with the HIS.

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

Recruiting Qualified and Productive Audiologists. Audiologists employed by the Company are primarily responsible for clinic profitability as well as for attracting and retaining customers. The Company seeks to employ audiologists who share the Company's goal of delivering high-quality hearing care service and who are also dedicated to expanding and enhancing their practices. The Company believes that it can offer significant benefits to audiologists by providing assistance in administrative tasks associated with operating an audiology practice, thereby allowing them to focus on serving patients and increasing productivity. The Company also believes that its size and structure enable it to offer financial resources for practice development and enhancement that solo and small group practitioners find difficult to obtain independently. Achieving Economies of Scale and Administrative Efficiencies. A key operating strategy of the Company is to achieve increased economies of scale and administrative efficiencies at each of its clinics. When a clinic is acquired by the Company, it immediately has available to it terms and discounts with hearing instrument manufacturers that are generally more favorable than it could negotiate independently. In addition, the Company believes that by centralizing certain management and administrative functions such as marketing, billing, collections, human resources, risk management, payroll, and general accounting services, the profitability of a clinic can be improved by spreading the cost of such functions over a larger revenue base. The Company has developed an on-line management information system that links a substantial number of the Company's clinics with the Company's corporate headquarters in order to provide management with the ability to collect and analyze clinic data, control overhead expenses, allow detailed budgeting at the clinic level, and permit effective resource management.

Pursue Large Group and Managed Care Contracts. Although the Company intends to continue to aggressively pursue private-payor business because it is presently more pervasive and profitable than managed care business, the Company believes that by providing comprehensive geographic coverage in a particular market through its Company-owned clinics and through its licensees, it will be strongly positioned to offer services to group hearing care plans in that market. Managed care arrangements typically shift some of the economic risk of providing patient care from the person who pays for the care to the provider of the care by capping fees, requiring reduced fees, or paying a set fee per patient irrespective of the amount of care delivered. With respect to hearing care, such limits could result in reduced payments for services or restrictions on the types of services for which reimbursement is available or the frequency of replacements or upgrades of equipment. At the present time, managed care penetration of the hearing care market is limited. However, if managed care begins to play a larger role in hearing care, the Company plans to develop information systems to improve productivity, manage complex reimbursement methodologies, measure patient satisfaction and outcomes of care, and integrate information from multiple sources.

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

CLINIC STAFFING AND FACILITIES

Typically, each Company-owned hearing clinic is staffed with at least one audiologist and one patient care coordinator, who handles reception, clerical, and most bookkeeping functions. The Company currently employs approximately 135 audiologists. Where volume warrants, a clinic may also be staffed with additional audiologists and patient care coordinators. An audiologist employed by the Company has a masters or Ph.D. degree in audiology. The audiologist is licensed by the appropriate state or province to dispense hearing instruments and is a member of the Canadian Association of Speech/Language Pathologists and Audiologists or the American Speech--Language Hearing Association.

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

PRODUCTS AND SUPPLIERS

The hearing instrument manufacturing industry is highly competitive with approximately 40 manufacturers serving the worldwide market. Few manufacturers offer significant product differentiation. The Company currently purchases a large percentage of its hearing instruments from five primary manufacturers based upon criteria that include quality, price, and service. The Company recently began offering a line of private-label hearing instruments that is being marketed as the Sonus Digital Hearing System(TM). In addition to hearing instruments, the Company's clinics also offer a limited selection of other assistive listening devices and hearing instrument accessories.

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

COMPETITION

The hearing care industry in the United States and Canada is highly fragmented and intensely competitive. Many of the Company's competitors are small retailers that focus primarily on the sale of hearing instruments. However, the Company also competes with other networks of hearing care clinics and with large distributors of hearing instruments such as Bausch & Lomb, a hearing instrument manufacturer that distributes its products through a national network of over 1,000 franchised and company-owned stores (Miracle-Ear), and Beltone Electronics Corp., a privately-owned hearing instrument manufacturer that distributes its products primarily through its nationwide network of approximately 600 franchised dealers. These competitors are in many cases better known and owned by companies having far greater financial and other resources than the Company. There can be no assurance that one or more of these competitors will not seek to compete directly in the markets targeted by the Company, nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by other companies or through the establishment of co-operatives, alliances, confederations or the like.

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

Most states in the United States and many provinces in Canada have established formal licensing procedures that require the certification of audiologists and/or HISs. Although the extent of regulation varies by jurisdiction, almost all states and provinces engage in some degree of oversight of the industry. The Company operates its hearing care clinics through its wholly owned subsidiaries, Sonus-USA and Sonus-Canada. These subsidiary corporations employ licensed audiologists and HISs who offer and perform audiology services and dispense hearing instruments on behalf of the Company.

In certain states in the United States, business corporations such as Sonus-USA may not be authorized to employ audiologists and offer audiology services. For example, in California, where the Company operates 39 clinics, although the performance of audiology services by professional corporations owned solely by licensed audiologists is expressly authorized under California law, it is unclear whether general business corporations such as Sonus-USA may employ licensed audiologists to perform audiology services. However, the California Department of Consumer Affairs has indicated by memorandum that speech-language pathologists, which are regulated under statutes and regulations similar to those governing audiologists, may practice in a general business corporation and that a general business corporation may provide speech-language pathology services through licensed speech pathologists. In Illinois, where the Company has seven hearing care clinics, it is also unclear whether general business corporations may employ licensed audiologists to perform audiology services. Under Illinois law, only professional corporations and individuals are authorized to obtain licenses to practice audiology.

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

A portion of the revenues of the hearing care clinics operated by the Company comes from Medicare and Medicaid programs. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a Medicare or Medicaid patient, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease or order of any item or service reimbursable under Medicare or Medicaid. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

Because of its franchise licensing program, The Sonus Network, the Company is subject to state and federal regulation governing franchising. Much of this regulation involves providing detailed disclosure to a prospective franchisee and periodic registration by the franchisor with state administrative agencies. Additionally, some states have enacted, and others have considered, legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company believes that it has complied with all applicable franchise laws and regulations.

PRODUCT AND PROFESSIONAL LIABILITY; PRODUCT RETURNS

In the ordinary course of its business, the Company may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance against such claims at a level that the Company believes is adequate. A customer may return a hearing instrument to the Company and obtain a full refund up to 60 days after the date of purchase. In general, the Company can return hearing instruments returned by customers within 60 days to the manufacturer for a full refund. The Company maintains a reserve based on estimated returns to account for returns that cannot be passed through to the manufacturers and must be absorbed by the Company.

EMPLOYEES

At October 1, 1998, the Company had 263 full-time and 90 part-time employees, of which 103 are audiologists practicing full time and 32 are practicing part-time. None of the Company's employees are represented by a labor union. Management believes it maintains good relationships with its employees.

SERVICE AND ENFORCEMENT OF LEGAL PROCESS

The Company is incorporated under the laws of the Province of Alberta, Canada. Some of the directors, controlling persons and officers of the Company, are residents of Canada and all or a portion of the assets of such persons and of the Company are located outside of the United States. As a result, it may be difficult for holders of the Company's securities to effect service within the United States upon those directors, controlling persons and officers who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon the civil liability provisions of the United States federal securities laws to the extent such judgments exceed such person's United States assets. The Company has been advised by its Canadian counsel, Ballem MacInnes, that there is doubt as to the enforceability in Canada against the Company or against any of its directors, controlling persons or officers who are not residents of the United States, in original actions or in actions for enforcement of judgments of United States courts, of liabilities predicated solely upon United States federal securities laws. The Company's agent for service of process in the United States is MN Service Corp. (Oregon), 111 S.W. Fifth Avenue, Suite 3500, Portland, Oregon 97204, telephone (503) 224-5858.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located in approximately 12,400 square feet of leased office space in downtown Portland, Oregon. The lease expires on September 30, 2004 and provides for an annual base rent of $235,200 until October 1, 2003, when the annual base rent increases to $273,060. Each of the Company's hearing clinics operates in leased space that ranges in size from 800 to 3,000 square feet. All of the locations are leased for one to six-year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The aggregate committed rental expense as of July 31, 1998, for the subsequent five-year period is approximately $4.7 million.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

The Company's common shares ("Common Shares") were traded on The Alberta Stock Exchange until February 10, 1998, at which time they began trading on the American Stock Exchange. The following table sets forth the reported high and low sales prices in Canadian and United States dollars for the Common Shares for the periods indicated:


                                          CANADIAN $                UNITED STATES $(1)
FISCAL YEAR              PERIOD           HIGH        LOW           HIGH         LOW
1997                  First Quarter       14.25       10.00         10.40        7.30
                      Second Quarter      12.90       9.30          9.45         7.00
                      Third Quarter       12.25       6.25          8.95         4.45
                      Fourth Quarter      9.85        6.25          7.10         4.50

1998                  First Quarter       10.75       7.75          7.75         5.60
                      Second Quarter      13.00       8.50          9.05         6.00
                      Third Quarter       13.64       10.84         9.50         7.63
                      Fourth Quarter      14.36       9.15          9.50         6.25


(1) For reported prices prior to February 10, 1998, the high and low sales prices were converted to United States dollars as of the date of sale.

HOLDERS AND DIVIDENDS

As of October 1, 1998, there were 67 holders of record of Common Shares.

For as long as Warburg, Pincus Ventures, L.P., beneficially owns at least 3,333,333 Series A Convertible Preferred Shares or the Common Shares into which such shares are convertible, the Company may not, without such holder's consent, pay any dividend or distribution on its Common Shares.

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

Following is a summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (the "Tax Act") and the regulations thereunder generally applicable to a holder of Common Shares and who, for purposes of the Tax Act, holds such shares as capital property and deals at arm's length with the Company. Generally, Common Shares will be considered to be capital property to a holder provided the holder does not hold the Common Shares in the course of carrying on a business and has not acquired them in one or more transactions considered to be an adventure in the nature of trade. Special rules apply to non-resident insurers that carry on an insurance business in Canada and elsewhere.

This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals to amend the Tax Act that have been publicly announced prior to the date hereof (the "Proposed Amendments") and counsel's understanding of the current published administrative and assessing policies and practices of Revenue Canada, Customs, Excise and Taxation ("Revenue Canada"). For the purposes of this summary, it has been assumed that the Tax Act will be amended as proposed, although no assurance can be given in this regard. This summary is not exhaustive of all possible federal income tax consequences and, except for the Proposed Amendments, does not anticipate any changes in the law, whether by legislative, governmental or judicial decision or action, nor does it take into account provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein. This summary is not applicable to subscribers who are traders or dealers in securities, a holder that is a "financial institution" as defined in the Tax Act for purposes of the mark-to-market rules, or to a holder of an interest which would be a "tax shelter investment" as defined in the Proposed Amendments.

THIS SUMMARY IS OF A GENERAL NATURE ONLY AND IS NOT INTENDED TO BE, AND SHOULD NOT BE CONSTRUED TO BE, LEGAL OR TAX ADVICE TO ANY PARTICULAR HOLDER. ACCORDINGLY, HOLDERS SHOULD CONSULT THEIR INDEPENDENT TAX ADVISERS FOR ADVICE WITH RESPECT TO THE INCOME TAX CONSEQUENCES RELEVANT TO THEIR PARTICULAR CIRCUMSTANCES.

The following applies to holders of Common Shares who are not resident in Canada for purposes of the Tax Act and who do not use or hold and are not deemed to use or hold their Common Shares in, or in the course of, carrying on a business in Canada.

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

Subject to the comments set out below in respect of the application of the Canada-United States Income Tax Convention, 1980 (the "Convention") to U.S. resident holders, non-residents whose shares constitute "taxable Canadian property" will be subject to taxation thereon on the same basis as Canadian residents unless otherwise exempted by an applicable tax convention between Canada and the country of residence of the holder.

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

Non-resident holders whose shares are repurchased by the Company, except in respect of certain purchases made by the Company in the open market, will be deemed to have received the payment of a dividend by the Company in an amount equal to the excess paid over the paid-up capital of the Common Shares so purchased. Such deemed dividend will be excluded from the holder's proceeds of disposition of the Common Shares for the purposes of computing any capital gain or loss but will be subject to Canadian non-resident withholding tax in the manner described below under "--Dividends."

Dividends. Dividends received by a non-resident holder of Common Shares will be subject to Canadian withholding tax at the rate of 25% of the amount thereof unless the rate is reduced under the provisions of an applicable tax convention between Canada and the country of residence of the holder. The provisions of the Convention generally reduce the rate to 15%. A further reduction to 5% under the Convention will be available if the recipient is a company which owns at least 10% of the voting shares of the Company.

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

Apart from the ICA, there are no other limitations on the right of nonresident or foreign owners to hold or vote securities imposed by Canadian law or the Company's Articles. There are no other decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the Company's Common Shares, except as discussed elsewhere herein.

SALES OF UNREGISTERED SECURITIES DURING FISCAL 1998

On October 8, 1997, the Company issued 25,925 Common Shares to a Canadian resident pursuant to the conversion of a convertible note issued by the Company in the amount of approximately $128,000. The Company issued 5,000 Common Shares on November 5, 1997, and 5,000 Common Shares on January 15, 1998, to a Canadian resident for a total of $8,700 in connection with the exercise of previously granted stock options. On February 27, 1998, the Company issued 373,998 Common Shares at $5.23 per share pursuant to the exercise of share purchase warrants issued by the Company in February 1996. On March 31, 1998, the Company issued 22,936 Common Shares to the owner of Hearing and Speech Associates, Inc., and Tri-County Hearing Aid Center, Inc., in connection with the acquisition of all of the outstanding shares of these corporations. The shares are being held by the Company and will be released over a three-year period if certain annual revenue targets are met. On July 31, 1998, the Company issued 148,720 Common Shares to Abbingdon Venture Partners L.P., 14,256 Common Shares to Abbingdon Venture Partners L.P.-II, and 57,024 Common Shares to Business Development Capital L.P. III as a result of the conversion to Common Shares of $1,430,000 aggregate principal amount of convertible subordinated notes due July 31, 1998. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 (the"1933 Act") with respect to the issuance of Common Shares described above. On March 17, 1998, in reliance on Rule 701 under the 1933 Act, the Company issued a total of 2,400 Common Shares to three employees upon exercise of stock options granted under the Company's Stock Award Plan for an aggregate exercise price of $17,400. There were no other securities of the Company issued without registration under the 1933 Act during the fiscal year ended July 31, 1998, except as previously reported in the Company's quarterly reports on Form 10-QSB filed during the fiscal year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

During the fiscal year ended July 31, 1998, the Company achieved significant growth in revenues, primarily due to the acquisition and operation of additional hearing care clinics. For the fiscal year ended July 31, 1998, the Company generated total revenues of $22.4 million. As of July 31, 1998, the Company's cumulative deficit was $6.7 million and its total shareholders' equity was $23.1 million. For the fiscal year ended July 31, 1998, the Company incurred a net loss of $4.6 million, compared to a net loss of $1.7 million for the 1997 fiscal year.

ACQUISITIONS

During the fiscal year ended July 31, 1998, the Company acquired 33 clinics and one hearing care benefit administrator in 18 transactions for a total purchase price of $6,409,000. The total purchase price consisted of cash payments of $3,361,000, promissory notes issued by the Company of $1,781,000 generally payable over three years, and $1,267,000 in assumed liabilities. In addition, $1,405,000 will be paid in cash and 22,936 Common Shares that have been issued and are held by the Company will be released over a three-year period if certain annual net revenue targets are met. As a result of the acquisitions, the Company recorded approximately $1,528,000 in accounts receivable, $942,000 in inventory, property and equipment, $158,000 in other assets, $1,468,000 in current liabilities and $6,508,000 in goodwill. The Company also recorded $623,000 for covenants not to compete, of which $157,000 was paid in cash at the time of closing, with the balance payable over three years.

The 34 hearing care businesses acquired by the Company during the fiscal year ended July 31, 1998, have combined historical revenues for their immediately preceding fiscal years of approximately $11.5 million. The Company expects these clinics to contribute to the Company's future revenues consistent with their historical revenues, as well as have a positive effect on cash flow and future liquidity.

As of July 31, 1998, the Company had recorded $15,611,000 in goodwill and $1,578,000 in covenants not to compete. The amortization of the unamortized balance totaling $16,152,000 at July 31, 1998, which represented approximately 47% of the Company's total assets, will result in an annual non-cash charge to earnings of approximately $854,000 in each of the next 20 years. If all of the covenants not to compete referred to above were currently in effect, an additional non-cash charge to earnings of approximately $500,000 in each of the current and next two fiscal years would also be incurred.

RESULTS OF OPERATIONS

Year Ended July 31, 1998, Compared to Year Ended July 31, 1997

Revenues. Total revenues for the fiscal year ended July 31, 1998, were $22,368,000, representing a 66% increase over revenues of $13,462,000 for the prior fiscal year. Of this increase, $3,760,000 was attributable to the 34 businesses acquired during fiscal 1998. Product sales revenues were $18,792,000 for the 1998 fiscal year, up 64% from the $11,472,000 for fiscal 1997. Audiological service revenues increased from $1,943,000, or 14% of total revenues in fiscal 1997, to $3,311,000, or 15% of total revenues, for the 1998 fiscal year.

Gross Profit on Product Sales. Product gross profit for the fiscal year ended July 31, 1998, was $11,080,000 compared to $6,642,000 for the prior fiscal year. Gross profit percentage on product sales was 59% for fiscal 1998 versus 56% for fiscal 1997. The increase in gross profit percentage on product sales was primarily attributable to higher volume discounts, improved product sales management, and an increase in the percentage of total revenues derived from the Company's operations in the United States, where gross profit percentages are higher than those for the Company's operations in Canada.

Clinical Expenses. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the clinic level. Clinical expenses for the fiscal year ended July 31, 1998, were $12,297,000, representing an increase of 105% over clinical expenses of $5,985,000 for the prior fiscal year. This increase was primarily due to clinical expenses associated with the 34 additional businesses that were owned by the Company during the fiscal year ended July 31, 1998, but not owned during the prior fiscal year and increased marketing expenses designed to increase brand awareness of the Company within the hearing health industry.

General and Administrative Expenses. General and administrative expenses increased 73% from $3,410,000 for the fiscal year ended July 31, 1997, to $5,896,000 for the fiscal year ended July 31, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization as well as one-time expenses incurred in connection with the implementation of the Company's franchise licensing program, consulting and professional fees, and inventory revaluations. As a percentage of revenues, general and administrative expenses rose to 26% for the fiscal year ended July 31, 1998, versus 25% for the prior fiscal year. Management anticipates that general and administrative expenses will decrease as a percentage of revenues as the Company establishes a larger revenue base through its strategic acquisition program and enhanced marketing efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended July 31, 1998, was $1,361,000, an increase of 72% over the depreciation and amortization expense of $790,000 for the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 34 additional businesses operated by the Company during the fiscal year ended July 31, 1998.

Interest Income and Expense. Interest income for the fiscal year ended July 31, 1998, increased to $452,000 from $76,000 for the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company as a result of the sale of preferred stock in December 1997 and the exercise of warrants to purchase Common Shares in February 1998. Interest expense for the fiscal year ended July 31, 1998, was $149,000 compared to $47,000 for the fiscal year ended July 31, 1997, due to higher balances of long-term debt incurred in connection with acquisitions.

LIQUIDITY AND CASH RESERVES

For the fiscal year ended July 31, 1998, net cash used in operating activities was $2,203,000 compared to $606,000 for fiscal 1997. The Company invested cash of $3,765,000 in business acquisitions, $1,414,000 in property and equipment, and $6,408,000 in the purchase of short-term investments for the fiscal year ended July 31, 1998, compared to $2,858,000, $1,191,000, and $0, respectively, for the fiscal year ended July 31, 1997. During the fiscal year ended July 31, 1998, the Company received cash, net of costs, of $1,984,000 for the issuance of Common Shares, primarily in connection with the exercise of warrants issued in February 1996, and $15,701,000 for the issuance of 13,333,333 Series A Convertible Preferred Shares together with warrants to purchase 2,000,000 Common Shares for $12 per share, in a private placement. The Company also repaid long-term debt of $1,625,000 and bank loans and short-term notes payable totaling $39,000 during fiscal 1998.

Sonus-Canada, the Company's Canadian operating subsidiary, has a revolving demand loan with a commercial bank, providing for borrowings up to $198,000 at July 31, 1998. As of July 31, 1998, $46,000 was outstanding against this line. Advances under the line of credit bear interest at 1% above the bank's prime rate and are secured by all the assets of Sonus-Canada.

At July 31, 1998, the Company had working capital of $6,309,000 and cash and short-term investments totaling $9,128,000. The Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations over the next 12 months and to use up to $1,000,000 for acquisitions during that time period. The Company's capital expenditures during fiscal 1999 are budgeted to be approximately $1,700,000, with $533,000 committed as of October 1, 1998. Additional funding will be needed to finance operations and planned capital expenditure beyond that time period and to fund the Company's strategy to acquire additional hearing care clinics. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

YEAR 2000

The "Year 2000 problem" refers to the possibility that computer and other systems could fail or not work properly as a result of these systems using only the last two digits of a year to refer to that year and therefore being unable to properly recognize a year that begins with "20" instead of "19". The Company has undertaken a review of the potential effects of the Year 2000 problem on its business on a system by system basis.

With respect to its information technology ("IT") systems, the Company believes that the computer hardware and system software of its IBM AS/400 computer, on which its patient management system and accounting system operate, are Year 2000 compliant. Unrelated to Year 2000 issues, the Company is currently developing new patient management system software that its development contractor has represented will meet Year 2000 standards. Development of the software, including related hardware upgrades, is expected to cost approximately $700,000 of which approximately $69,000 had been incurred as of July 31, 1998. The new software is scheduled to be completed by the end of December 1998, with implementation during the following six months. The Company will also be installing a new release of its accounting and financial reporting software in November 1998 that the vendor represents is Year 2000 compliant. The cost for installing the new release is expected to be less than $10,000. In the first six months of 1999, the Company will be surveying all of its servers, personal computers, and network hardware to determine compliance with Year 2000 standards. All equipment found to be deficient will be replaced. The Company estimates that the cost of replacement equipment will be less than $50,000.

The Company is currently reviewing its non-IT systems (primarily voice communications) for Year 2000 compliance and expects that this review will be completed by January 1999. The Company estimates that its cost to replace any non-IT systems that are found to be non-compliant with Year 2000 standards will not exceed $125,000.

The Company also faces the risk that vendors from which the Company purchases goods and services, such as hearing instrument manufacturers, utility providers, the banks that maintain the Company's depository accounts and process its credit card transactions, and the Company's payroll processor, may have systems that are not Year 2000 compliant. Significant disruptions in the operations of its vendors may have a material adverse effect on the Company. The Company plans to monitor the progress of its major vendors in achieving Year 2000 compliance. However, the Company presently does not anticipate the occurrence of major interruptions in its business due to Year 2000 issues.

The Company has not established a contingency plan to address potential Year 2000 noncompliance with respect to the Company's systems or those of its major vendors and is currently considering the extent to which such a plan is necessary. Due to the Company's dependence on systems outside its control, such as telecommunications, transportation, and power supplies, there can be no assurance that the Company will not face unexpected problems associated with the Year 2000 issue that may affect its operations, business, and financial condition.

ACCOUNTING PRONOUNCEMENTS

The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") for its fiscal year ending July 31, 1999. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company does not anticipate any significant impact on reported results of operations due to the adoption of SFAS No. 130.

The Company will also adopt Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131") for its fiscal year ending July 31, 1999. SFAS No. 131 changes the way segment information is reported for public companies and requires those companies to report selected segment information in interim financial reports to shareholders. Although the Company has not fully determined its complete impact, the Company does not foresee any material change due to adoption of SFAS No. 131 on its financial presentation to shareholders.

In June 1998, Statement of Financial Accounting Standards No. 133 , "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999. Since the Company does not hold any derivative instruments, SFAS No. 133 is not expected to have an impact on the Company's financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires that costs of start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Although the Company has not fully determined its complete impact, the Company does not foresee any material change due to adoption of SOP 98-5 on its financial presentation to shareholders.

ITEM 7.  FINANCIAL STATEMENTS

              REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
SONUS CORP.:


We have audited the accompanying consolidated balance sheets of Sonus Corp. (previously HealthCare Capital Corp.) and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Corp. and subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended July 31, 1998 in conformity with generally accepted accounting principles.


                              /s/ KPMG Peat Marwick LLP



Portland, Oregon
October 23, 1998

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             July 31,           July 31,
                                                               1998               1997
                                                         ------------------   --------------

                                  ASSETS
Current assets:
     Cash and cash equivalents                           $           2,720    $       1,099
     Short-term investments                                          6,408              ---
     Accounts receivable, net of allowance
       for doubtful accounts
       of $684 and $97, respectively                                 3,339            2,514
     Other receivables                                                 515              314
     Inventory                                                         967              425
     Prepaid expenses                                                  270              260
                                                         ------------------   --------------
            Total current assets                                    14,219            4,612

Property and equipment, net                                          3,607            2,277
Other assets                                                           151              136
Goodwill and covenants not to compete, net                          16,152            9,519
                                                         ------------------   --------------

                                                         $          34,129    $      16,544
                                                         ==================   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank loans and short-term notes payable             $              46    $          59
     Accounts payable                                                2,879            2,260
     Accrued payroll                                                 1,110              486
     Other accrued liabilities                                       2,595              649
     Convertible notes payable                                         ---            2,600
     Capital lease obligation, current portion                         120              101
     Long term debt, current portion                                 1,160              357
                                                         ------------------   --------------
            Total current liabilities                                7,910            6,512

Capital lease obligation, non-current portion                          223              305
Long term debt, non-current portion                                  1,733              765
Convertible notes payable                                            1,170              127
                                                         ------------------   --------------
            Total liabilities                                       11,036            7,709

Commitments and contingencies (Note 12)

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 and 0 shares,
          respectively, authorized, issued, and outstanding         15,701              ---
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,079,908 and 5,427,657
          shares, respectively, issued and outstanding              14,673           11,131
     Notes receivable from shareholders                               (283)            (124)
     Accumulated deficit                                            (6,711)          (2,117)
     Cumulative translation adjustment                                (229)             (22)
     Treasury stock, 6,960 and 3,960 shares, respectively, at cost     (58)             (33)
                                                         ------------------   --------------
            Total shareholders' equity                              23,093            8,835
                                                         ------------------   --------------

                                                         $          34,129    $      16,544
                                                         ==================   ==============

           See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                         Years ended
                                                             July 31,
                                                 -----------------------------
                                                    1998             1997
                                                 ------------     ------------

Net revenues                                     $    22,368      $    13,462

Costs and expenses:
     Cost of products sold                             7,712            5,010
     Clinical expenses                                12,297            5,985
     General and administrative expenses               5,896            3,410
     Depreciation and amortization                     1,361              790
                                                 ------------     ------------

Total costs and expenses                              27,266           15,195
                                                 ------------     ------------


Loss from continuing operations                       (4,898)          (1,733)


Other income (expense):
      Interest income                                    452               76
      Interest expense                                  (149)             (47)
      Other, net                                           1                3
                                                 ------------     ------------

Net loss                                         $    (4,594)     $    (1,701)
                                                 ============     ============


Per share of common stock:
    Basic                                        $     (0.89)     $     (0.42)
    Diluted                                      $     (0.89)     $     (0.42)

Average shares outstanding:
    Basic                                              5,167            4,010
    Diluted                                            5,167            4,010

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                Number of        Number of                                Shareholder
                                                  Shares          Shares       Preferred      Common         Notes
                                             Preferred Stock   Common Stock       Stock        Stock      Receivable
                                             ---------------   ------------    ---------      -------     -----------
BALANCE AT JULY 31, 1996                             --          3,565,549     $    --      $   1,925            --
  Stock issued in connection
     with receipt of tax credit                      --             22,560          --             38            --
  Proceeds from exercise of stock options            --            155,000          --            316          (124)
  Stock issued in connection
     with acquisitions                               --            587,876          --          3,291            --
  Stock issued under private
     placement (net proceeds)                        --          1,093,482          --          5,529            --
  Proceeds from exercise of warrants                 --              7,150          --             32            --
  Repurchase of common stock                         --             (3,960)         --             --            --
  Translation adjustment                             --                 --          --             --            --
  Net loss                                           --                 --          --             --            --
                                                 ------          ---------     -------      ---------     ---------
BALANCE AT JULY 31, 1997                             --          5,427,657     $    --      $  11,131     $    (124)
                                                 ======          =========     =======      =========     =========

    Stock issued upon conversion
       of convertible note                           --             25,925          --            128            --
    Stock issued in connection with acquisition
         contingent upon satisfaction of certain
            conditions (Note 2)                      --             22,936          --             --            --
   Repurchase of common stock                        --             (3,000)         --             --            --
  Proceeds from exercise of stock options            --             10,000          --              9            --
  Stock issued in connection with
       Series A convertible preferred
        stock, net of costs                  13,333,333                         15,701             --            --
  Proceeds from exercise
    of warrants                                      --            373,998          --          1,957            --
  Proceeds from exercise
    of stock options                                 --              2,400          --             18            --
  Advance on shareholder notes                       --                 --          --             --          (159)
  Stock issued upon
    conversion of convertible notes                  --            220,000          --          1,430            --
  Payment of cash in lieu of fractional shares       --                 (8)         --             --            --
  Translation adjustment                             --                 --          --             --            --
  Net loss                                           --                 --          --             --            --
                                             ----------          ---------     -------        -------          ----
BALANCE AT JULY 31, 1998                     13,333,333          6,079,908     $15,701        $14,673          (283)
                                             ==========          =========     =======        =======          ====


                                                               Cummulative                     Total
                                               Accumulated     Translation     Treasury     Shareholders'
                                                 Deficit        Adjustment       Stock         Equity
                                               -----------     ------------    --------     -------------
BALANCE AT JULY 31, 1996                       $   (416)       $         3     $    --        $ 1,512
  Stock issued in connection
     with receipt of tax credit                      --                 --          --             38
  Proceeds from exercise of stock options            --                 --          --            192
  Stock issued in connection
     with acquisitions                               --                 --          --          3,291
  Stock issued under private
     placement (net proceeds)                        --                 --          --          5,529
  Proceeds from exercise of warrants                 --                 --          --             32
  Repurchase of common stock                         --                 --         (33)           (33)
  Translation adjustment                             --                (25)         --            (25)
  Net loss                                       (1,701)                --          --         (1,701)
                                                 ------        -----------     -------        -------
BALANCE AT JULY 31, 1997                         (2,117)       $       (22)    $   (33)       $ 8,835
                                                 ======        ===========     =======        =======

    Stock issued upon conversion
       of convertible note                           --                 --          --            128
     Stock issued in connection with acquisition
         contingent upon satisfaction of certain
            conditions (Note 2)                      --                 --          --             --
   Repurchase of common stock                        --                 --         (25)           (25)
  Proceeds from exercise of stock options            --                 --          --              9
  Stock issued in connection with
     Series A convertible preferred
     stock, net of costs                             --                 --          --         15,701
  Proceeds from exercise
     of warrants                                     --                 --          --          1,957
  Proceeds from exercise
     of stock options                                --                 --          --             18
  Advance on shareholder notes                       --                 --          --           (159)
  Stock issued upon
     conversion of convertible notes                 --                 --          --          1,430
  Payment of cash in lieu of fractional shares       --                 --          --             --
  Translation adjustment                             --               (207)         --           (207)
  Net loss                                       (4,594)                --          --         (4,594)
                                                -------        -----------     -------        -------
  BALANCE AT JULY 31, 1998                      $(6,711)       $      (229)    $   (58)       $23,093
                                                =======        ===========     =======        =======

          See accompanying notes to consolidated financial statements.

                                      SONUS CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)


                                                                     Years ended
                                                                       July 31,
                                                             --------------------------
                                                                  1998           1997
                                                             --------------------------

Cash flows from operating activities:
     Net loss                                                   $ (4,594)     $ (1,701)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Provision for bad debt expense                               412            47
        Depreciation and amortization                              1,361           790
     Changes in non-cash working capital:
        Accounts receivable                                          (51)         (536)
        Other receivables                                           (181)         (237)
        Inventory                                                   (405)          (61)
        Prepaid expenses                                              24          (136)
        Accounts payable and accrued liabilities                   1,231         1,222
                                                             ------------   -----------
               Net cash used in operating activities              (2,203)         (606)
                                                             ------------   -----------

Cash flows from investing activities:
     Purchase of short-term investments                           (6,408)          ---
     Purchase of property and equipment                           (1,414)       (1,191)
     Additional costs related to acquisitions                       (198)         (149)
     Deferred acquisition costs and other, net                        (1)          177
     Net cash paid on business acquisitions                       (3,765)       (2,858)
                                                             ------------   -----------
               Net cash used in investing activities             (11,786)       (4,021)
                                                             ------------   -----------

Cash flows from financing activities:
     Net repayments of long-term debt
          and capital lease obligations                           (1,625)          (58)
     Deferred financing costs, net                                   (20)           42
     Advances on (repayments of) bank loans and
          short-term notes payable                                   (39)            0
     Advances to shareholders                                       (159)         (124)
     Issuance of common stock for cash, net of costs               1,984         5,915
     Issuance of preferred stock for cash, net of costs           15,701           ---
     Acquisition of treasury stock                                   (25)          (33)
                                                             ------------   -----------
               Net cash provided by financing activities          15,817         5,742
                                                             ------------   -----------

Net increase in cash and cash equivalents                          1,828         1,115

Effect on cash and cash equivalents of changes
     in foreign translation rate                                    (207)          (27)

Cash and cash equivalents, beginning of period                     1,099            11

                                                             ============   ===========
Cash and cash equivalents, end of period                         $ 2,720       $ 1,099
                                                             ============   ===========


Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                    149            47
  Non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions     1,781           676
     Issuance of convertible notes in acquisitions                   ---         2,600
     Issuance of common stock in acquisitions                        ---         3,291
     Issuance of common stock upon conversion of convertible note  1,557           ---

           See accompanying notes to consolidated financial statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Company
        ----------------------

        Sonus Corp. (formerly HealthCare Capital Corp.), an Alberta, Canada corporation (the "Company"), through its primary operating subsidiaries, Sonus-Canada Ltd., a British Columbia, Canada corporation, and Sonus-USA, Inc., a Washington corporation, currently owns and operates a network of 89 hearing care clinics in the United States and Western Canada. The clinics are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, North Dakota, Oregon, and Washington, and in the Canadian provinces of British Columbia and Alberta. Each of the Company's hearing care clinics provides its hearing impaired patients with a full range of audiological products and services. The Company intends to expand its network of hearing care clinics by acquiring clinics in its existing, as well as new, geographic markets. The Company, through its recently acquired subsidiary Hear PO Corp., a New Mexico corporation, also operates as an independent provider association and hearing care benefit administrator, which obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,000 affiliated audiologists and then processes claims under those contracts on behalf of the audiologists in exchange for a fee.

        Principles of Consolidation
        ---------------------------

        The consolidated financial statements include the Company's wholly owned subsidiaries. All significant inter-company accounts have been eliminated. The functional currency of the Company's Canadian operations is the Canadian dollar while the functional currency of the Company's U.S. operations is the U.S. dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", assets and liabilities recorded in Canadian dollars are remeasured at current rates in existence at the balance sheet date. Revenues and expenses are remeasured using the weighted average exchange rate for the period Exchange gains and losses from remeasurement of assets and liabilities recorded in Canadian dollars are treated as unrealized gains and losses and reported as a separate component of shareholders' equity

        Revenue Recognition
        -------------------

        Revenues from the sale of hearing instrument products are recognized at the time of delivery. Revenues from the provision of hearing care diagnostic services are recognized at the time that such services are performed. Net revenues consist of the following (in thousands):

                                                                   July 31,

                                                        1998                           1997
                                                        ----                           ----
        Product revenue                               $18,792                         $11,472
        Service revenue                                 3,311                           1,943
        Other revenue                                     265                              47
                                                      -------                         -------
                                                     $22,368                          $13,462
                                                     =======                          =======

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

        Short-term Investments
        ----------------------

        Short-term investments consist of available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. At July 31, 1998, there were no unrealized holding gains or losses as the market value of the Company's available-for-sale securities approximated cost. Gross realized gains and losses on sales of available-for-sale securities for fiscal 1998 and 1997 were nominal. Realized gains and losses are computed by determining cost on a specific identification basis.

        At July 31, 1998, the Company's short-term investments consisted of the following debt securities which had maturities of less than six months and were carried at cost which approximated market (in thousands):

               Corporate Bonds               $  2,760
               Discount Commercialal Paper      3,648
                                             --------
                                             $  6,408
                                             ========

The Company did not have any short-term investments at July 31, 1997.

        Gross   proceeds  from  sales  and   maturities  of   available-for-sale
investments during fiscal 1998 and 1997 were $18,511,000 and $0, respectively.

        Inventory
        ---------

        Inventories are stated at the lower of cost (first in, first out) or net realizable value.

        Property and Equipment
        ----------------------

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

        Professional equipment                      Seven years
        Office equipment                            Five years
        Automotive equipment                        Five years
        Leasehold improvements                      Five years
        Computer equipment                          Five years

        In the year of acquisition, depreciation is calculated at one-half the above noted rates. Property and equipment purchased under capitalized leases are amortized over the shorter of the lease term or their estimated useful life and such depreciation is included with depreciation expense. On November 1, 1997, the Company changed the method by which it calculates depreciation on property and equipment to the straight-line method. Previously, professional equipment was depreciated using the 20% declining balance method and office and computer equipment and automobiles were depreciated using the 30% declining balance method. The Company also adopted a useful life of seven years for professional equipment and five years for office equipment and automobiles. The cumulative effect of the changes adopted by the Company for the fiscal year ended July 31, 1998, was not material.

        Advertising Expenses
        --------------------

        The Company defers its advertising costs until the advertisement is actually run, at which time the full expense is recognized. Deferred advertising costs were $0 and $89,000 at July 31, 1998 and 1997, respectively. Advertising expense was $2,786,000 and $786,000 for the years ended July 31, 1998 and 1997, respectively.

        Goodwill and Covenants Not to Compete
        -------------------------------------

        The unallocated purchase costs in excess of the net assets acquired (goodwill) is being amortized on the straight-line basis over twenty years. Non-compete agreements are amortized on the straight-line basis over the period benefited. Goodwill and covenants not to compete are as follows (in thousands):

                                                                                 July 31,
                                                                            1998          1997
                                                                            ----          ----

                       Goodwill                                           $15,611         8,966
                       Covenants not to compete                             1,578           955
                       Less:  Accumulated amortization                     (1,037)         (402)
                                                                           -------        -----
                                                                          $16,152         9,519
                                                                           =======        =====

        The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows of the acquired businesses from which the goodwill arose. Amortization charged to operations was $635,000 and $364,000 for the years ended July 31, 1998 and 1997, respectively.

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

        Earnings Per Share
        ------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. All prior period EPS data have been restated to conform to SFAS No. 128. Common share equivalents represented by convertible debt and convertible preferred stock have not been included in the calculation of earnings per share as the effect would be anti-dilutive.

        Concentrations of Credit Risk
        -----------------------------

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, short-term investments, and trade receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company's trade accounts receivable are derived from numerous private payers, insurance carriers, health maintenance organizations and government agencies. Concentration of credit risk relating to trade accounts receivable is limited due to the diversity and number of patients and payers.

        Fair Value of Financial Instruments
        -----------------------------------

        The carrying value of financial instruments such as cash and cash equivalents, short-term investments, trade receivables, notes receivable, trade payables, notes payable, and long-term debt approximate their fair value.

        Use of Estimates
        ----------------

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        Reverse Stock Split
        -------------------

        Effective February 9, 1998, the Company effected a one-for-five reverse stock split of its common shares ("Common Shares"). All share and per share information appearing in the accompanying financial statements for the fiscal year ended July 31, 1997, has been restated to give effect to the reverse stock split.

        Reclassifications
        -----------------

        Certain amounts in the 1997 financial statements have been reclassified in order to conform to the 1998 presentation.

NOTE 2.  ACQUISITIONS

        During the fiscal year ended July 31, 1998, the Company acquired 33 clinics and one hearing care benefit administrator in 18 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price (goodwill) is being amortized on a straight line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $3,650,000, promissory notes issued by the Company of $1,781,000 generally payable over three years, and $3,072,000 in assumed liabilities. In addition, $1,405,000 will be paid and 22,936 Common Shares that have been issued but are being held by the Company will be released over a three-year period if certain annual net revenue targets are met. As a result of the acquisitions, the Company recorded approximately $1,186,000 in accounts receivable, $137,000 in inventory, $629,000 in property and equipment, $96,000 in other assets, and $6,455,000 in goodwill, which included costs related to acquisitions. In addition to the purchase price for the acquisitions, the Company also recorded $623,000 for covenants not to compete, of which $157,000 was paid in cash at the time of closing, with the balance payable over three years.

        During the fiscal year ended July 31, 1997, the Company acquired 39 clinics in 12 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their book value at the date of acquisition for stock purchases and mergers and at their estimated fair market value for asset purchases. The unallocated excess purchase price (goodwill) is being amortized on a straight line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $2,091,000, promissory notes issued by the Company of $3,277,000 generally payable over three years, 587,876 Common Shares and $486,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $1,629,000 in accounts receivable, $220,000 in inventory, $916,000 in property and equipment, $493,000 in other assets, $2,096,000 in current liabilities and $7,983,000 in goodwill. In addition to the purchase price for the acquisitions, the Company also recorded $940,000 for covenants not to compete, of which $792,000 was paid in cash at the time of closing, with the balance payable over three years.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                                                                  July 31,
                                                                              1998       1997
                                                                              ----       ----

                Professional equipment                                      $1,521        930
                Office equipment                                               705        481
                Automotive equipment                                             2         16
                Leasehold improvements                                         760        405
                Computer equipment                                           2,012      1,144
                                                                             -----      -----
                                                                             5,000      2,976
                Less accumulated depreciation                               (1,393)      (699)
                                                                             -----      -----
                                                                            $3,607      2,277
                                                                             =====      =====

NOTE 4.  FINANCING ARRANGEMENTS

        Bank Loan
        ---------

        Sonus-Canada Ltd. maintains a revolving bank demand loan bearing interest at the bank's prime rate plus 1% per annum (8.5% and 5.75% at July 31, 1998 and 1997, respectively ), secured by a general security agreement covering all assets of Sonus-Canada Ltd. The loan provided for a maximum credit limit of $198,000 and $182,000 at July 31, 1998 and 1997, respectively, of which $46,000 and $0 were outstanding at July 31, 1998 and 1997, respectively.

        Short-term Notes Payable
        ------------------------

        At July 31, 1997,  Sonus-USA,  Inc., and  Sonus-Canada  had  outstanding
short-term,   non-interest   bearing  notes  from  certain  hearing   instrument
manufacturers totaling $59,000.

NOTE 5.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                                   July 31,
                                                                               1998       1997
                                                                               ----       ----

        Installment notes incurred in connection with acquisitions payable in monthly installments due from 1998 to 2002 with a weighted
        average interest rate of 6.5%........................................$  322     $  348

        Installment notes incurred in connection with acquisitions payable in quarterly installments due from 1999 to 2000 with a weighted
        average interest rate of 6%.............................................150        133

        Installment notes incurred in connection with acquisitions payable in annual installments due from 1999 to 2003 with a weighted
        average interest rate of 6.3%.........................................1,910        390

        Non-interest bearing installment obligations for covenants not to compete
        due from 1999 to 2001...................................................460         94

        Equipment loan from a supplier bearing interest at 10% payable in monthly
        installments due 2000....................................................51         75

        Equipment loan from suppliers with interest rates from 0%to 9% per annum
        due from 1999 to 2018...................................................---         82
                                                                            -------    -------


                                                                              2,893      1,122
         Less current portion................................................(1,160)      (357)
                                                                            -------    -------
                                                                            $ 1,733    $   765
                                                                            =======    =======

Annual maturities of long-term debt are as follows (in thousands): 1999 - $1,160; 2000 - $908; 2001 - $598; 2002 - $115; 2003 - $112.

NOTE 6.  CAPITAL LEASES

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 1998 (in thousands):

     1999............................................................................$ 144
     2000..............................................................................142
     2001.............................................................................. 98
                                                                                     -----
     Total minimum lease payments......................................................384
     Less:  amount representing interest.............................................. (41)
                                                                                     -----
     Present value of minimum lease payments...........................................343
     Less current portion.............................................................(120)
                                                                                     -----
                                                                                     $ 223
                                                                                     =====

Total assets under capitalized leases at July 31, 1998 and 1997, were $271,000 and $305,000, net of accumulated depreciation of $244,000 and $131,000, respectively

NOTE 7.  CONVERTIBLE NOTES PAYABLE

        At July 31, 1997, the Company had outstanding non-interest bearing notes in the amount of $2,600,000 convertible into 400,000 Common Shares at a rate of $6.50 per share. During the fiscal year ended July 31, 1998, $1,430,000 of the notes were converted into 220,000 Common Shares. At July 31, 1998, $1,170,000 of the notes (convertible into 180,000 Common Shares) remained outstanding and mature August 1, 1999. At July 31, 1997, the Company had outstanding a non-interest bearing note in the amount of approximately $127,000 due on demand and convertible into Common Shares at the rate of $5.00 per share. The note was converted into 25,975 Common Shares during the fiscal year ended July 31, 1998.

NOTE 8.  SHAREHOLDERS' EQUITY

        Series A Convertible Preferred Shares
        -------------------------------------

        In December 1997, the Company issued 13,333,333 Series A Convertible Preferred Shares (the "Convertible Shares") in a private placement. The following summarizes certain terms of the Convertible Shares:

        Voting Rights. Each Convertible Share is entitled to one-fifth of a vote (or such other number of votes equal to the number of Common Shares into which such Convertible Share shall be convertible from time to time) in the election of directors and any other matters presented to the shareholders of the Company for action or consideration.

        Dividends. Each Convertible Share is entitled to receive, when, as and if declared by the board of directors of the Company out of the Company's assets legally available for payment, cumulative dividends from the date of original issuance, payable annually at a rate of 5% per annum on a base amount of $1.35 per share (the "Base Amount"). All accrued and unpaid dividends will be forfeited upon the conversion of the Convertible Shares. The dividend rate is subject to increase on specified dates in the event that certain conditions (the "Triggering Conditions") have not been met. The Triggering Conditions are as follows:

    (a) The Common Shares are listed on the New York Stock Exchange, the American Stock Exchange, or the Nasdaq National Market (each a "U.S. Principal Market");

    (b) The Common Shares are traded on a U.S. Principal Market at a daily closing price greater than $12.00 per Common Share on each of the ten consecutive trading days preceding the applicable date; and

    (c) The Company's net income before income taxes, dividends on the Convertible Shares, and amortization of goodwill and covenants not to compete for the three consecutive fiscal quarters preceding the applicable date shall have averaged at least $.35 per fully diluted Common Share per fiscal quarter (for purposes of making this calculation, the Common Shares issuable upon the exercise of warrants issued in connection with the Convertible Shares will not be counted). If the Triggering Conditions have not been met by:

        (x) January 1, 2003, the dividend rate will thereafter be 15% per annum of the Base Amount;

        (y) January 1, 2004, the dividend rate will thereafter be 18% per annum of the Base Amount; or

        (z) January 1, 2005, the dividend rate will thereafter be 21% per annum of the Base Amount.

        As soon as the Triggering Conditions have been satisfied, the dividend rate will revert to 5% per annum of the Base Amount.

        Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company subject to the rights of holders of any securities of the Company ranking senior to the Convertible Shares upon liquidation, the holders of Convertible Shares will be entitled to receive, out of the assets of the Company available for distribution to shareholders, before any distribution of assets is made to holders of Common Shares or any other securities ranking junior to the Convertible Shares upon liquidation, a liquidating distribution in an amount equal to the greater of (i) $1.35 per share plus any accrued and unpaid dividends or (ii) the amount that would have been distributable to such holders if they had converted their Convertible Shares into Common Shares immediately prior to such dissolution, liquidation, or winding up, plus any accrued and unpaid dividends. The sale, conveyance, mortgage, pledge or lease of all or substantially all the assets of the Company will be deemed to be a liquidation of the Company for purposes of the liquidation rights of the holders of Convertible Shares. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of Convertible Shares will have no right to any of the remaining assets of the Company.

        Optional Redemption. The Convertible Shares may not be redeemed before January 1, 2003. Thereafter, the Convertible Shares may be redeemed at the option of the Company, in whole or in part. The redemption price will be an amount equal to the greater of (i) $1.35 per share plus any accrued and unpaid dividends or (ii) the fair market value of a Convertible Share as determined by a nationally recognized independent investment banking firm selected by mutual agreement of the Company and the holder of a majority of the outstanding Convertible Shares. The Convertible Shares are not subject to mandatory redemption or any sinking fund provisions.

        Conversion Rights. The Convertible Shares may be converted at any time, in whole or in part, at the option of the holder thereof, into Common Shares. The conversion rate is presently equal to one Common Share for every five Convertible Shares surrendered for conversion. The conversion rate is subject to further adjustment for stock dividends, stock splits, recapitalizations, and other anti-dilution adjustments. Upon the conversion of any Convertible Shares, any accrued and unpaid dividends with respect to such shares will be forfeited. The Company has the right to force conversion of the Convertible Shares, in whole or in part, upon satisfaction of all the Triggering Conditions.

        Release of Escrowed Shares
        --------------------------

        Effective with the listing of the Common Shares on the American Stock Exchange on February 10, 1998, 850,000 common shares owned by certain members of the Company's management were released from escrow by The Alberta Stock Exchange. The shares, which had been excluded from the calculation of the average shares outstanding during the fiscal year ended July 31, 1997, are included in such calculation for the fiscal year ended July 31, 1998.

        Share Purchase Warrants
        -----------------------

        At July 31, 1998, the Company had the following share purchase warrants outstanding:

(1) Share purchase warrants (the "September Warrants") to purchase 1,093,482 Common Shares at an exercise price of $10.00 per share. The September Warrants expired on August 31, 1998, without being exercised.

(2) Share purchase warrants (the "Agent Warrants") to purchase 99,180 Common Shares at an exercise price of $6.25 per share issued in connection with placement of the September Warrants. The Company issued 39,799 Common Shares in August 1998 in connection with the exercise of a portion of the Agent Warrants. The remaining Agent Warrants expired on August 31, 1998.

(3) Share purchase warrants issued in connection with the Convertible Shares to purchase 2,000,000 Common Shares at an exercise price of $12.00 per share until December 24, 2002. The Company may force the exercise of the warrants upon satisfaction of all the Triggering Conditions.

     In February 1998, the Company issued 373,998 Common Shares at $5.23 per share pursuant to the exercise of share purchase warrants issued by the Company in February 1996.

        Stock Option Plans
        ------------------

        The Company has two stock option plans, the Stock Option Plan ("1993 Plan") and the Second Amended and Restated Stock Award Plan ("1996 Plan"). The Company may grant to officers, directors, employees and consultants incentive and non-qualified options to purchase up to 1,800,000 Common Shares under the 1996 Plan. There are options to purchase 245,000 Common Shares outstanding under the 1993 Plan; no further options will be granted under the 1993 Plan. The exercise price of options granted under the 1996 Plan may not be less than 75% of the fair market value of the Company's Common Shares at the date of grant (100% for tax-qualified incentive stock options). Options become exercisable at the date of grant or in equal annual installments over a period of one to four years from the date of grant. The options generally expire either five or ten years after the date of grant.

        The 1996 Plan also provides for the grant of stock appreciation rights, restricted units, performance awards and other stock-based awards. The Company had no such awards or rights outstanding at July 31, 1998 or 1997.

        The activity during the fiscal years ended July 31, 1998 and 1997 was as follows:


                                             1998                               1997
                                             ----                               ----
                                                   Weighted-                          Weighted-
                                                    Average                            Average
                                  Options       Exercise Price        Options       Exercise Price
                                  -------       --------------        -------       --------------

Outstanding - beginning of            488,400              $6.41          340,000             $4.15
year

           Granted                  1,138,000              $8.12          368,400             $6.85
          Exercised                   (12,400)             $2.10         (155,000)            $2.05
          Canceled                    (54,000)             $9.79          (65,000)            $7.50
                                    ---------                             -------

Outstanding - end of year           1,560,000              $7.54          488,400             $6.41
Exercisable at end of year          =========                             =======
                                      363,200              $5.98          177,500             $5.95

Weighted-average fair value of
options granted during the year                            $8.38                              $4.47

        The  following  table   summarizes   information   about  stock  options
outstanding at July 31, 1998:

                                Options Outstanding                      Options Exercisable
                   -----------------------------------------------  -------------------------------
                                      Weighted-
                       Number          Average        Weighted-         Number         Weighted -
    Range of        Outstanding       Remaining        Average       Exercisable        Average
Exercise Prices        as of         Contractual      Exercise          as of           Exercise
                   July 31, 1998         Life           Price       July 31, 1998        Price
-----------------  ---------------   -------------  --------------  ---------------   -------------
 $1.00-- $2.00             60,000            2.39           $1.26           60,000          $ 1.26
 $2.01-- $3.50             25,000            2.55           $3.31           25,000          $ 3.31
 $3.51-- $5.00                 --              --            $ --               --            $ --
 $5.01-- $6.50            166,000            3.34           $6.25           79,700          $ 6.28
 $6.51-- $8.00            883,000            8.43           $6.95          158,500          $ 7.24
 $8.01-- $9.50            120,000            7.32           $8.58               --            $ --
 $9.51-- $12.00           306,000            9.52          $11.11           40,000          $ 9.10
-----------------  ---------------   -------------  --------------  ---------------   -------------

 $1.00-- $12.00         1,560,000            7.69           $7.54          363,200          $ 5.98

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its stock option grants. Pro forma information regarding net income (loss) and net income (loss) per share is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if the Company had accounted for all 1998 and 1997 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income (loss) or net income (loss) per share for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 1998 and 1997: risk-free interest rates of 5.5% and 5.94%, respectively, an expected option life of 7.69 years and 4.92 years, respectively, expected volatility of 114% and 96%, respectively, and dividend yield of zero.

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

         Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS 123, net loss or net loss per share would have been as follows:

                                                                         1998        1997
                                                                         ----        ----
                                                                     (in thousands, except
                                                                         per share data)
         Net loss applicable to common shareholders:
             As reported                                             $(4,594)     $(1,701)
             Pro forma (1)                                           $(5,988)     $(3,276)
         Net loss per share (basic and diluted):
             As reported                                              $(0.89)     $ (0.42)
             Pro forma (1)                                            $(1.16)     $ (0.82)

  (1) SFAS 123 applies to awards granted in fiscal years that begin after December 15, 1994. Consequently, the effects of applying SFAS 123 shown here are not likely to be representative of the effects in future years due to the exclusion of awards granted in prior years but vesting (and therefore expensed) in 1997 and 1998.

  NOTE 9.  INCOME TAXES

         Sonus Corp. and its Canadian subsidiary file separate corporate income tax returns on a stand-alone basis in Canada. Sonus-USA, Inc. files separate corporate income tax returns in the United States.

         There was no provision for income taxes for the years ended July 31, 1998 and 1997 as the Company incurred net operating losses.

         The components of temporary differences that give rise to significant portions of deferred income taxes are as follows (in thousands):

                                                                    July 31,
                                                          1998                  1997
                                                          ----                  ----
         Deferred tax assets:
           Net operating losses carried forward          $2,443                $  839
           Allowance for doubtful accounts                  277                    44
           Other                                             14                    --
                                                          -----                   ---
                                                          2,734                   883
         Deferred tax liabilities:
           Goodwill and start-up costs                     (240)                  (54)
                                                         ------                  ----
                                                          2,494                   829
      Less valuation allowance                           (2,494)                 (829)
                                                         ------                  ----
                                                         $  ---                $  ---
                                                         ======                ======

         A reconciliation of the Company's expected tax expense using the statutory income tax rate to the actual effective rate is as follows:

                                                           1998                  1997
                                                           ----                  ----
      Tax benefit at statutory rate                         (34)%                 (34)%
      Adjustment for higher Canadian tax rate                (1)                  ---
      Expenses not deductible for tax purpose                 3                     5
      State taxes, net of federal                            (5)                  ---
      Change in valuation allowance                          37                    29
                                                           ----                  ----
      Tax rate per financial statements                     ---%                  ---%
                                                           ====                  ====

         At July 31, 1998, the Company had approximate net operating loss carryforwards for tax purposes which, if not utilized, expire in the years ended as follows (in thousands):

                                                                UNITED
                                            CANADA              STATES                  TOTAL
         2001                      $         573              $    ---              $    573
         2002                                 26                   ---                    26
         2003                                563                   ---                   563
         2004                                247                   ---                   247
         2005                                294                                         294
         2011                                ---                   616                   616
         2012                                ---                   586                   586
         2013                                                    3,599                 3,599
                                   -------------            ----------               -------
                                   $       1,703                $4,801                $6,504
                                   =============              ========             =========

  NOTE 10.  RELATED PARTY TRANSACTIONS

         William DeJong is a partner in the Calgary, Alberta law firm of Ballem MacInnes and is a director of the Company. Total fees, disbursements and government sales tax paid to Ballem MacInnes by the Company for legal services as of July 31, 1998 and 1997 were $196,000 and $168,000, respectively (converted from Canadian dollars at July 31, 1998 and 1997).

         In connection with the acquisition of the Midwest Division of Hearing Health Services, Inc., Sonus-USA, Inc. assumed a promissory note with a balance of $360,000 payable to Kathy A. Foltner, an officer of the Company. The promissory note, which is payable in equal annual installments of $120,000 and bears interest at 6% per annum, has one payment remaining due July 1, 1999.

         Gregory J. Frazer, Ph.D., an officer and director of the Company, was a shareholder in certain Hearing Care Associates corporations that the Company acquired during the fiscal years ended July 31, 1998 and 1997. For the fiscal year ended July 31, 1998, the consideration paid to Mr. Frazer and his wife in connection with the acquisitions and related non-competition agreements consisted of $242,179 in cash and $80,520 payable in installments over three years. The consideration paid to Mr. Frazer and his wife during the fiscal year ended July 31, 1997, totaled $933,000 in cash and 294,071 Common Shares at a price of $5.00 per share.

         On May 8, 1997, Brandon M. Dawson, an officer and director of the Company, exercised options for 50,000 Common Shares at $1.35 per share. In connection with the exercise, the Company made loans of $67,500 and $91,000 to Mr. Dawson on May 8, 1997, and April 24, 1998, respectively, to allow Mr. Dawson to pay the aggregate exercise price of the options and taxes incurred as a result of the exercise. The loans mature on November 1, 1999 and bear interest at 10% and 7.75%, respectively. On October 5, 1997, the Company loaned Mr. Dawson $85,000 in connection with the purchase of his residence. The loan was repaid on April 10, 1998, along with interest at 10% per annum in the amount of $4,308. On December 26, 1997, the Company loaned Mr. Dawson $32,342 in order to allow Mr. Dawson to repay a loan obtained in connection with the exercise of options to purchase 20,000 Common Shares. The loan matures on November 1, 1999, and bears interest at 7.75% per annum. On March 19, 1998, the Company loaned Mr. Dawson $35,760, in order to pay taxes incurred as a result of option exercises in April 1996. The loan matures on November 1, 1999, and bears interest at 7.75% per annum. The loans to Mr. Dawson are secured by 60,000 Common Shares.

         On May 19, 1997, Gene K. Balzer, Ph.D., a former director of the Company, exercised options for 40,000 Common Shares at $1.40 per share. In connection with such exercise, the Company loaned Mr. Balzer $56,000 to pay the aggregate exercise price of the options. The loan is secured by the stock underlying the exercised options and accrues interest at 10% per annum.

  NOTE 11.  401(K) PLAN

         The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 20% of their compensation to the plan. The Company does not match employee contributions.

  NOTE 12.  COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The following is a schedule by year of future minimum lease payments for non-cancelable operating leases at July 31, 1998 (in thousands):

         1999                                                       $1,393
         2000                                                        1,108
         2001                                                          913
         2002                                                          745
         2003                                                          519
         Thereafter                                                    605
                                                                    ------
         Total minimum lease payments                               $5,283
                                                                    ======

        Rental expense under operating leases was $1,426,000 and $810,000 for the years ended July 31, 1998 and 1997, respectively.

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

  NOTE 13.  SUBSEQUENT EVENTS

        In August and September of 1998, the Company acquired 12 hearing care clinics in 4 transactions for a total purchase price of $1,812,000. Each transaction was accounted for as a purchase. The aggregate purchase price for the acquisitions consisted of cash payments of $942,000 and promissory notes issued by the Company of $870,000 payable over three years. In addition, $100,000 will be paid in March 2000 if certain net revenue targets are met. As a result of the acquisitions, the Company recorded $75,000 in accounts receivable, $70,000 in inventory, property and equipment, $89,000 in other assets, $96,000 in current liabilities and $1,674,000 in goodwill. In addition to the purchase price for the acquisitions, the Company also recorded $220,000 for covenants not to compete payable over three years.

  NOTE 14.  CANADIAN VERSUS U.S. GAAP

        As of July 31, 1998 and 1997, there were no material differences between Canadian generally accepted accounting principles ("GAAP") and U.S. GAAP.

NOTE 15. QUARTERLY   RESULTS  OF  OPERATIONS   (UNAUDITED  -  SEE   ACCOMPANYING
         ACCOUNTANTS' REPORT)

        The following is a tabulation of the unaudited quarterly results of operations for the years ended July 31, 1998 and 1997 (in thousands, except per share data):

                                                                Quarter ended
                                               October 31,    January 31,   April 30,    July 31,
                                                  1997           1998         1998         1998
                                                  ----           ----         ----         ----

Net revenues                                    $  5,307      $  4,109      $ 5,719      $ 7,233
Loss from continuing operations                      (79)       (1,135)        (778)      (2,906)
Net loss                                             (96)       (1,085)        (581)      (2,832)

Earnings (loss) before interest,
   depreciation and amortization (1)                 198          (812)        (429)      (2,494)

Net loss per share (basic and diluted)          $  (0.02)     $  (0.24)     $ (0.10)     $ (0.49)


                                                                Quarter ended
                                               October 31,    January 31,   April 30,    July 31,
                                                  1996           1997         1997         1997
                                                  ----           ----         ----         ----

Net revenues                                    $  1,268       $ 2,934      $ 4,355      $ 4,905
Loss from continuing operations                     (299)         (657)        (316)        (461)
Net loss                                            (298)         (649)        (290)        (464)

Loss before interest,
   depreciation and amortization (1)                (247)         (440)        (123)        (133)

Net loss per share (basic and diluted)          $  (0.11)      $ (0.16)     $ (0.06)     $ (0.09)

---------------
(1) Earnings (loss) before interest, depreciation and amortization is provided because it is a measure commonly used by acquisition companies. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated.

NOTE 16. PRO  FORMA  FINANCIAL   INFORMATION   (UNAUDITED  -  SEE   ACCOMPANYING
         ACCOUNTANTS' REPORT)

        The unaudited pro forma financial information set forth below reflects the historical operations of the clinics acquired by the Company during the fiscal year ended July 31, 1998 (the "Acquisitions"), from August 1, 1997, to the date of acquisition. Such financial information .is not necessarily indicative of the Company's combined financial position or the results of operations that actually would have occurred if the Acquisitions had been consummated on August 1, 1996, for the fiscal year ended July 31, 1997, and August 1, 1997, for the fiscal year ended July 31, 1998. In addition, such information is not intended to be a projection of results of operations that may be obtained by the Company in the future. The unaudited pro forma combined financial information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JULY 31, 1998


                                                      ACQUIRED         PRO FORMA       SONUS CORP.
                                    SONUS CORP.       CLINICS(A)     ADJUSTMENTS(B)     COMBINED (C)
                                    -----------       ----------     --------------     ------------
                                                  (in thousands, except per share amounts)

Net revenues                            $ 22,368         $ 10,467         $                 $ 32,835

Costs and Expenses:
  Cost of products sold                    7,712            5,051                             12,763
  Operational expenses                    18,193            4,826                             23,019
  Depreciation and
    amortization                           1,361              112               211            1,684
                                        --------         --------         ---------         --------
    Total costs and expenses              27,266            9,989               211           37,466
                                        --------         --------         ---------         --------
    Income (loss) from operations         (4,898)             478              (211)          (4,631)
Other income, net                            304               15                 -              319
Income (loss) before income taxes         (4,594)             493              (211)          (4,312)
Income tax expense                             -               23                 -               23
                                        --------         --------         ---------         --------
Net income (loss)                       $ (4,594)        $     470       $     (211)        $ (4,335)
                                        ========         =========       ==========         ========


Pro forma:
  Net loss per common share                                                                 $  (0.84)
                                                                                            ========

  Weighted average number
    of shares outstanding                                                                      5,167
                                                                                               =====

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JULY 31, 1997


                                                      ACQUIRED         PRO FORMA       SONUS CORP.
                                    SONUS CORP.       CLINICS(A)     ADJUSTMENTS(B)     COMBINED (C)
                                    -----------       ----------     --------------     ------------
                                                  (in thousands, except per share amounts)

Net revenues                            $ 13,462          $13,430         $                 $ 26,892

Costs and Expenses:
  Cost of products sold                    5,010            5,821                             10,831
  Operational expenses                     9,395            6,567                             15,962
  Depreciation and
    amortization                             790              188              328             1,306
                                        --------          -------         --------          --------
    Total costs and expenses              15,195           12,576              328            28,099
                                        --------          -------         --------          --------
    Income (loss) from operations         (1,733)             854             (328)           (1,207)
Other income, net                             32               21                -                53
Income (loss) before income taxes         (1,701)             875             (328)           (1,154)
Income tax expense                             -               19                -                19
                                        --------          -------         --------          --------
Net income (loss)                       $ (1,701)         $   856         $   (328)         $ (1,173)
                                        ========          =======         ========          ========


Pro forma:
  Net loss per common share                                                                 $  (0.29)
                                                                                            ========

  Weighted average number
    of shares outstanding                                                                      4,010
                                                                                            ========


(a) Reflects the historical operations of the Acquisitions from August 1, 1997, to the date of acquisition.

(b) To record amortization of goodwill for the Acquisitions in the amount of $211,000 and $328,000 for the fiscal years ended July 31, 1998, and 1997, respectively, as if the Acquisitions had occurred on August 1, 1997 and August 1, 1996, respectively.

(c) The "Sonus Corp. Combined" column set forth in the unaudited pro forma statement of operations (i) for the year ended July 31, 1998, gives effect to the Acquisitions as if they had occurred on August 1, 1997, and (ii) for the year ended July 31, 1997, gives effect to the Acquisitions as if they had occurred on August 1, 1996.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information with respect to the directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive Management Information Circular and Proxy Statement dated November 12, 1998 ("Proxy Statement"), under the headings "Share Ownership By Principal Shareholders and Management - Section 16(a) Beneficial Ownership Reporting Compliance" and " 3. Election of Directors."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed in the Exhibit Index beginning on page 37 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is marked with an asterisk in the Exhibit Index.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 1998                SONUS CORP.

                                        By /s/ Brandon M. Dawson
                                           Brandon M. Dawson
                                           President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 29, 1998.

Signature                                    Title

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Brandon M. Dawson

Brandon M. Dawson                            President and Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Edwin J. Kawasaki
Edwin J. Kawasaki                            Vice President-Finance and Chief Financial Officer

OTHER DIRECTORS:

*JOEL ACKERMAN                               Director

*WILLIAM DeJONG                              Director

*GREGORY J. FRAZER, Ph.D.                    Director

*DOUGLAS F. GOOD                             Director

*HUGH T. HORNIBROOK                          Director

/s/ Edwin J. Kawasaki
Edwin J. Kawasaki, as attorney-in-fact

                                  EXHIBIT INDEX

Exhibit                Description of Exhibit
-------                ----------------------

3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No 1, filed March 5, 1998 (the "Amendment") to the Company's Registration Statement on Form SB-2 filed March 12, 1997 (File No. 333-23137) (the "SB-2").

3.2                    Bylaws  of the  Company.  Incorporated  by  reference  to
                       Exhibit 3.2 to the Amendment.

10.1 Securities Purchase Agreement between the Company and Warburg, Pincus Ventures, L.P. ("Warburg") dated November 21, 1997. Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K dated November 25, 1997.

10.2 Warrant Agreement between the Company and Warburg dated December 24, 1997. Incorporated by reference to Exhibit
                       10.13 to the Amendment.

10.3 Stock Purchase and Sale Agreement dated as of February 28, 1997, between Gregory J. Frazer and Laurie Van Duivenbode and SONUS-USA, Inc., a Washington corporation ("Sonus-USA"). Incorporated by reference to Exhibit 10.19 to the SB-2.

10.4 Merger Agreement dated as of October 1, 1996, among the Company, Hearing Care Associates-Glendale, Inc., Hearing Care Associates-Glendora, Inc., and Hearing Care Associates-Northridge, Inc., and Gregory J. Frazer, Carissa Bennett, and Jami Tanihana"). Incorporated by reference to Exhibit 10.20 to the SB-2.

10.5 Asset Purchase Agreement effective as of October 31, 1996, among the Company, Sonus-USA and Hearing Health Services, Inc., and Audio-Vestibular Testing Center, Inc. (the "Midwest Division Agreement"). Incorporated by reference to Exhibit 10.21 to the SB-2.

10.6 Stock Purchase and Sale Agreement dated as of January 9, 1997, by and between Gregory J. Frazer and Stephen
                       Martinez  and  Sonus-USA.  Incorporated  by  reference to
                       Exhibit 10.24 to the SB-2.

10.7 Form of Convertible Subordinated Note relating to the Midwest Division Agreement. Incorporated by reference to
                       Exhibit 10.25 to the SB-2.

10.8                   1993 Stock  Option  Plan.  Incorporated  by  reference to
                       Exhibit 10.26 to the SB-2.*

10.9 Second Amended and Restated Stock Award Plan (as amended December 18, 1997). Incorporated by reference to Exhibit
                       10.27 to the Amendment.*

10.10                  Employment  Agreement  dated  October  1,  1996,  between
                       Sonus-USA,   and  Gregory  J.  Frazer.   Incorporated  by
                       reference to Exhibit 10.28 to the SB-2.*

10.11 Employment Agreement dated as of November 1, 1996, among the Company, Sonus-USA, and Kathy Foltner. Incorporated by reference to Exhibit 10.29 to the SB-2.*

10.12 Employment Agreement dated December 24, 1997, between the Company and Brandon M. Dawson. Incorporated by reference to Exhibit 10.30 to the Amendment.*

10.13 Employment Agreement dated December 24, 1997, between the Company and Edwin J. Kawasaki. Incorporated by reference to Exhibit 10.31 to the Amendment.*

10.14                  Employment Agreement dated December 24, 1997, between the
                       Company  and  Randall  E.  Drullinger.   Incorporated  by
                       reference to Exhibit 10.32 to the Amendment.*

10.15 Consulting Agreement effective as of January 1, 1997, between the Company and Hugh T. Hornibrook. Incorporated by reference to Exhibit 10.33 to the SB-2.*

10.16                  Stock  Purchase and Sale  Agreement  dated as of March 6,
                       1997, between Gregory J. Frazer, Alfred S. Gaston and Sonus-USA. Incorporated by reference to Exhibit 10.34 to the SB-2.

10.17 Stock Purchase and Sale Agreement dated as of March 14, 1997, by and between Gregory J. Frazer, David N. Jankins, and Jami Tanihana and Sonus-USA. Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the SB-2 filed May 19, 1997.

10.18 Stock Purchase and Sale Agreement dated as of April 6, 1997, by and between Susan Diaz, Gregory J. Frazer, and Jami Tanihana and Sonus-USA. Incorporated by reference to
                       Exhibit 10.36 to Amendment No. 1 to the SB-2 filed May 19, 1997.

10.19 Promissory Notes of Brandon M. Dawson dated May 8, 1997, December 26, 1997, March 19, 1998, and April 24, 1998,
                       and related Pledge Agreement between the Company and Mr. Dawson, dated May 1, 1998. Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to the
                       Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998.*

10.20 Amended and Restated Promissory Note of Gene K. Balzer, Ph.D., dated as of May 19, 1998, and related Pledge Agreement between the Company and Mr. Balzer, dated as of May 19, 1997.*

10.21 Stock Purchase Agreement dated August 27, 1997, by and between Carissa D. Bennett, Gregory J. Frazer, and Evelyn
                       L. Gong and Sonus-USA,  Inc. Incorporated by reference to
                       Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997.

10.22 Stock Purchase Agreement dated January 5, 1998, by and between Gregory J. Frazer, Rhonda Jesperson and Sonus-USA. Incorporated by reference to Exhibit 10.41 to the Amendment.

10.23 Stock Purchase Agreement dated February 12, 1998, by and between Gregory Frazer, Donald M. Welch and Sonus-USA. Incorporated by reference to Exhibit 10.42 to the Amendment.

21 The Company's subsidiaries are SONUS-USA, Inc., a Washington corporation, Sonus-Canada Ltd., a British Columbia (Canada) corporation, and Hear PO Corp., a New Mexico corporation.

23.1                   Consent of KPMG Peat Marwick LLP.

24                     Power of attorney of certain officers and directors.

27                     Financial Data Schedule.

----------------------------

  * Management contract or compensatory plan or arrangement.