Form 10KSB/A
period 1998-07-31
SONUS CORP
filed 1998-11-09
CIK 1029260

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

                                          TABLE OF CONTENTS
                                                                                             PAGE

PART I

None.


PART II

ITEM 6. Management's Discussion and Analysis or Plan of Operation..............................1

ITEM 7. Financial Statements...................................................................5


PART III

ITEM 13. Exhibits and Reports on Form 8-K.....................................................23

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


ACQUISITIONS

During the fiscal year ended July 31, 1998, the Company acquired 33 clinics and one hearing care benefit administrator in 18 transactions. The aggregate purchase price consisted of cash payments of $3,650,000, promissory notes issued by the Company of $1,781,000 generally payable over three years, and $3,072,000 in assumed liabilities. In addition, $1,405,000 will be paid and 22,936 Common Shares that have been issued and are held by the Company will be released over a three-year period if certain annual net revenue targets are met. As a result of the acquisitions, the Company recorded approximately $1,186,000 in accounts receivable, $137,000 in inventory, $629,000 in property and equipment, $96,000 in other assets and $6,455,000 in goodwill, which included costs related to acquisitions. The Company also recorded $623,000 for covenants not to compete, of which $157,000 was paid in cash at the time of closing, with the balance payable over three years.


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


Gross Profit on Product Sales. Product gross profit for the fiscal year ended July 31, 1998, was $11,080,000 compared to $6,462,000 for the prior fiscal year. Gross profit percentage on product sales was 59% for fiscal 1998 versus 56% for fiscal 1997. The increase in gross profit percentage on product sales was primarily attributable to higher volume discounts, improved product sales management, and an increase in the percentage of total revenues derived from the Company's operations in the United States, where gross profit percentages are higher than those for the Company's operations in Canada.

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

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years ended
                                                                        July 31,
                                                              --------------------------
                                                                   1998           1997
                                                              --------------------------

Cash flows from operating activities:
     Net loss                                                    $ (4,594)     $ (1,701)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Provision for bad debt expense                                412            47
        Depreciation and amortization                               1,361           790
     Changes in non-cash working capital:
        Accounts receivable                                           (51)         (530)
        Other receivables                                            (181)         (237)
        Inventory                                                    (405)          (61)
        Prepaid expenses                                               24          (136)
        Accounts payable and accrued liabilities                    1,231         1,222
                                                              ------------   -----------
               Net cash used in operating activities               (2,203)         (606)
                                                              ------------   -----------

Cash flows from investing activities:
     Purchase of short-term investments                            (6,408)          ---
     Purchase of property and equipment                            (1,414)       (1,191)
     Additional costs related to acquisitions                        (198)         (149)
     Deferred acquisition costs and other, net                         (1)          177
     Net cash paid on business acquisitions                        (3,765)       (2,858)
                                                              ------------   -----------
               Net cash used in investing activities              (11,786)       (4,021)
                                                              ------------   -----------

Cash flows from financing activities:
     Net repayments of long-term debt
          and capital lease obligations                            (1,625)          (58)
     Deferred financing costs, net                                    (20)           42
     Advances on (repayments of) bank loans and
          short-term notes payable                                    (39)          ---
     Advances to shareholders                                        (159)         (124)
     Issuance of common stock for cash, net of costs                1,984         5,915
     Issuance of preferred stock for cash, net of costs            15,701           ---
     Acquisition of treasury stock                                    (25)          (33)
                                                              ------------   -----------
               Net cash provided by financing activities           15,817         5,742
                                                              ------------   -----------

Net increase in cash and cash equivalents                           1,828         1,115

Effect on cash and cash equivalents of changes
     in foreign translation rate                                     (207)          (27)

Cash and cash equivalents, beginning of period                      1,099            11

                                                              ============   ===========
Cash and cash equivalents, end of period                          $ 2,720       $ 1,099
                                                              ============   ===========


Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                 $   149       $    47
  Non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions    $ 1,781       $   676
     Issuance of convertible notes in acquisitions                $   ---       $ 2,600
     Issuance of common stock in acquisitions                     $   ---       $ 3,291
     Issuance of common stock upon conversion of convertible note $ 1,557       $   ---

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

        Goodwill and Covenants Not to Compete
        -------------------------------------

        The unallocated purchase costs in excess of the net assets acquired (goodwill) is being amortized on the straight-line basis over twenty years. Non-compete agreements are amortized on the straight-line basis over the period benefited. Goodwill and covenants not to compete are as follows (in thousands):

                                                                                 July 31,
                                                                            1998          1997
                                                                            ----          ----
                       Goodwill                                           $15,611       $ 8,966
                       Covenants not to compete                             1,578           955
                       Less:  Accumulated amortization                     (1,037)         (402)
                                                                           ------         -----
                                                                          $16,152       $ 9,519
                                                                          =======       =======

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


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                                                                  July 31,
                                                                              1998       1997
                                                                              ----       ----

                Professional equipment                                      $1,521     $  930
                Office equipment                                               705        481
                Automotive equipment                                             2         16
                Leasehold improvements                                         760        405
                Computer equipment                                           2,012      1,144
                                                                             -----      -----
                                                                             5,000      2,976
                Less accumulated depreciation                               (1,393)      (699)
                                                                             -----      -----
                                                                            $3,607     $2,277
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

NOTE 5.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                                         July 31,
                                                                                     1998       1997
                                                                                     ----       ----

        Installment notes incurred in connection with acquisitions payable in monthly installments due from 1998 to 2002 with a weighted
        average interest rate of 6.5%............................................  $  322     $  348

        Installment notes incurred in connection with acquisitions payable in quarterly installments due from 1999 to 2000 with a weighted
        average interest rate of 6%..............................................     150        133

        Installment notes incurred in connection with acquisitions payable in annual installments due from 1999 to 2003 with a weighted
        average interest rate of 6.3%............................................   1,910        390

        Non-interest bearing installment obligations for covenants not to compete
        due from 1999 to 2001....................................................     460         94

        Equipment loan from a supplier bearing interest at 10% payable in monthly
        installments due 2000....................................................      51         75

        Equipment loan from suppliers with interest rates from 0%to 9% per annum
        due from 1999 to 2018....................................................     ---         82
                                                                                  -------    -------

                                                                                    2,893      1,122
         Less current portion....................................................  (1,160)      (357)
                                                                                  -------    -------
                                                                                  $ 1,733    $   765
                                                                                  =======    =======

Annual maturities of long-term debt are as follows (in thousands): 1999 - $1,160; 2000 - $908; 2001 - $598; 2002 - $115; 2003 - $112.

NOTE 6.  CAPITAL LEASES

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 1998 (in thousands):

     1999............................................................................  $ 144
     2000............................................................................    142
     2001............................................................................     98
                                                                                       -----
     Total minimum lease payments....................................................    384
     Less:  amount representing interest.............................................    (41)
                                                                                       -----
     Present value of minimum lease payments.........................................    343
     Less current portion............................................................   (120)
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
                                                           ====                  ====

         At July 31, 1998, the Company had approximate net operating loss carryforwards for tax purposes which, if not utilized, expire in the years ended as follows (in thousands):

                                                                UNITED
                                            CANADA              STATES                  TOTAL
         2001                      $         573              $    ---              $    573
         2002                                 26                   ---                    26
         2003                                563                   ---                   563
         2004                                247                   ---                   247
         2005                                294                                         294
         2011                                ---                   639                   639
         2012                                ---                   586                   586
         2013                                                    3,599                 3,599
                                   -------------            ----------               -------
                                   $       1,703                $4,824                $6,527
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

NOTE 15. QUARTERLY   RESULTS  OF  OPERATIONS   (UNAUDITED  -  SEE   ACCOMPANYING
         ACCOUNTANTS' REPORT)

        The following is a tabulation of the unaudited quarterly results of operations for the years ended July 31, 1998 and 1997 (in thousands, except per share data):

                                                                Quarter ended
                                               October 31,    January 31,   April 30,    July 31,
                                                  1997           1998         1998         1998
                                                  ----           ----         ----         ----

Net revenues                                    $  5,307      $  4,109      $ 5,719      $ 7,233
Loss from continuing operations                      (79)       (1,135)        (778)      (2,906)
Net loss                                             (96)       (1,085)        (581)      (2,832)

Earnings (loss) before interest,
   depreciation and amortization (1)                 198          (812)        (429)      (2,494)

Net loss per share (basic and diluted)          $  (0.02)     $  (0.24)     $ (0.10)     $ (0.49)


                                                                Quarter ended
                                               October 31,    January 31,   April 30,    July 31,
                                                  1996           1997         1997         1997
                                                  ----           ----         ----         ----

Net revenues                                    $  1,268       $ 2,934      $ 4,355      $ 4,905
Loss from continuing operations                     (299)         (657)        (316)        (461)
Net loss                                            (298)         (649)        (290)        (464)

Loss before interest,
   depreciation and amortization (1)                (247)         (440)        (123)        (133)


Net loss per share (basic and diluted)          $  (0.11)      $ (0.16)     $ (0.06)     $ (0.10)


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed in the Exhibit Index beginning on page 25 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is marked with an asterisk in the Exhibit Index.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-KSB for the fiscal year ended July 31, 1998, to be signed on its behalf by the undersigned, therunto duly authorized on November 6, 1998.

Date:  November 6, 1998                SONUS CORP.

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

10.20** Amended and Restated Promissory Note of Gene K. Balzer, Ph.D., dated as of May 19, 1998, and related Pledge Agreement between the Company and Mr. Balzer, dated as of May 19, 1997.*

10.21 Stock Purchase Agreement dated August 27, 1997, by and between Carissa D. Bennett, Gregory J. Frazer, and Evelyn
                       L. Gong and Sonus-USA,  Inc. Incorporated by reference to
                       Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997.

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

23.1                   Consent of KPMG Peat Marwick LLP.

24**                   Power of attorney of certain officers and directors.

27**                   Financial Data Schedule.

----------------------------

  * Management contract or compensatory plan or arrangement.
 ** Previously filed.
                                      -26-