Form 10QSB
period 1998-10-31
SONUS CORP
filed 1998-12-15
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended October 31, 1998

                         Commission File Number 1-13851


                                   SONUS CORP.
        (Exact name of small business issuer as specified in its charter)


      Alberta, Canada                                 Not Applicable
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


            111 S.W. Fifth Avenue, Suite 1620, Portland, Oregon 97204
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,119,707 Common Shares, without par or nominal value, outstanding as of December 11, 1998.

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

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                           SONUS CORP.
                                    CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                    October 31,              July 31,
                                                                      1998                    1998
                                                              ----------------------    ---------------
                                                                   (Unaudited)
                               ASSETS
Current assets:
     Cash and cash equivalents                                   $         1,576        $        2,720
     Short-term investments, available for sale                            4,537                 6,408
     Accounts receivable, net of allowance for doubtful
       accounts of $703 and $684, respectively                             3,260                 3,339
     Other receivables                                                       506                   515
     Inventory                                                             1,048                   967
     Prepaid expenses                                                        388                   270
                                                              -------------------    ------------------
                  Total current assets                                    11,315                14,219

Property and equipment, net                                                4,468                 3,607
Other assets                                                                 240                   151
Goodwill and covenants not to compete, net                                18,030                16,152
                                                              -------------------    ------------------

                                                                 $        34,053       $        34,129
                                                              ===================    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank loans and short-term notes payable                     $            23       $            46
     Accounts payable                                                      3,742                 2,879
     Accrued payroll                                                         923                 1,110
     Other accrued liabilities                                             2,256                 2,595
     Convertible notes payable                                             1,021                   ---
     Capital lease obligation, current portion                               121                   120
     Long term debt, current portion                                       1,492                 1,160
                                                              -------------------    ------------------
              Total current liabilities                                    9,578                 7,910

Capital lease obligation, non-current portion                                193                   223
Long term debt, non-current portion                                        2,446                 1,733
Convertible notes payable                                                    ---                 1,170
                                                              -------------------    ------------------
              Total liabilities                                           12,217                11,036

Shareholders' equity:
     Series A convertible  preferred  stock, no par
       value per share,  13,333,333 and 0 shares,
       respectively, authorized, issued, and outstanding                  15,701                15,701
     Common  stock,  no  par  value  per  share,   unlimited
       number  of  shares authorized,  6,119,707 and 6,079,908
       shares, respectively,  issued and outstanding                      14,921                14,673
     Notes  receivable  from   shareholders                                 (283)                 (283)
     Accumulated   deficit                                                (8,185)               (6,711)
     Cumulative translation adjustment                                      (260)                 (229)
     Treasury stock 6,960 shares at cost                                     (58)                  (58)
                                                              -------------------    ------------------
              Total shareholders' equity                                  21,836                23,093
                                                              -------------------    ------------------
                                                                 $        34,053       $        34,129
                                                              ===================    ==================

               See accompanying notes to consolidated financial statements

                                            SONUS CORP.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)

                                                                      Three months ended
                                                                         October 31,
                                                               -----------------------------------
                                                                   1998                 1997
                                                               --------------      ---------------
Net revenues                                                    $   7,701          $     5,307

Costs and expenses:
     Cost of products sold                                          2,601                1,753
     Clinical expenses                                              4,364                2,244
     General and administrative expenses                            1,784                1,112
     Depreciation and amortization                                    475                  277
                                                            ---------------      ---------------

Total costs and expenses                                            9,224                5,386
                                                            ---------------      ---------------


Loss from continuing operations                                    (1,523)                 (79)


Other income (expense):

      Interest income                                                 104                    9
      Interest expense                                                (56)                 (26)
      Other, net                                                        1                  ---
                                                            ---------------      ---------------

Net loss                                                     $     (1,474)         $       (96)
                                                            ===============      ===============
Per share of common stock:
    Basic                                                          $(0.24)              $(0.02)
    Diluted                                                        $(0.24)              $(0.02)

Average shares outstanding:
    Basic                                                           6,083                4,583
    Diluted                                                         6,083                4,583

                  See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHESIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three months ended
                                                           October 31,
                                               --------------------------------
                                                   1998              1997
                                               --------------     -------------

Net Income                                          $(1,474)             $(96)

Other comprehensive income, net of tax:
    Foreign currency translation adjustments            (31)              (50)
                                               --------------     -------------
Comprehensive income                                $(1,505)            $(146)
                                               ==============     =============

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                                        Three months ended
                                                                              October 31,
                                                                  -------------------------------------
                                                                         1998                 1997
                                                                  -------------------------------------
Cash flows from operating activities:
     Net loss                                                      $      (1,474)      $          (96)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for bad debt expense                                      68                   28
          Depreciation and amortization                                      475                  277
     Changes in non-cash working capital:
          Accounts receivable                                                 87                 (204)
          Other receivables                                                   10                  (96)
          Inventory                                                          (52)                (198)
          Prepaid expenses                                                  (112)                (227)
          Bank overdraft                                                      ---                 275
          Accounts payable and accrued liabilities                           233                 (444)
                                                                  ----------------     ----------------
               Net cash used in operating activities                        (765)                (685)
                                                                  ----------------     ----------------

Cash flows from investing activities:
     Sale of short-term investments                                        1,870                  ---
     Purchase of property and equipment                                     (915)                (320)
     Reduction of (additional) costs related to acquisitions                (116)                  27
     Deferred acquisition costs and other, net                               (90)                 (53)
     Net cash paid on business acquisitions                                 (950)                (388)
                                                                  ----------------     ----------------
               Net cash used in investing activities                        (201)                (734)
                                                                  ----------------     ----------------

Cash flows from financing activities:
     Net repayments of long term debt
          and capital lease obligations                                     (223)                 (68)
     Deferred financing costs, net                                             1                  ---
     Advances on (repayments of) bank loans and
          short-term notes payable                                          (173)                 324
     Issuance of common stock for cash, net of costs                         248                  128
     Acquisition of treasury stock                                            ---                 (14)
                                                                  ----------------     ----------------
               Net cash provided by (used in) financing activies            (147)                 370
                                                                  ----------------     ----------------

Net decrease in cash and cash equivalents                                 (1,113)              (1,049)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                             (31)                 (50)

Cash and cash equivalents, beginning of period                             2,720                1,099
                                                                  ----------------     ----------------

Cash and cash equivalents, end of period                           $       1,576        $         ---
                                                                  ----------------     ----------------

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                             56                   26
  Non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions             1,240                  764

                   See accompanying notes to consolidated financial statements.
                                       6

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        Interim Financial Statements

         The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three-month period ended October 31, 1997, have been reclassified in order to conform to the presentation for the three-month period ended October 31, 1998. Effective February 9, 1998, the Company effected a one-for-five reverse stock split of the Common Shares of the Company. All share and per share information appearing in the accompanying financial statements has been restated to give effect to the reverse stock split. The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," for its fiscal year ending July 31, 1999, and therefore the interim financial statements contain consolidated statements of comprehensive income for the three months ended October 31, 1998 and 1997.

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

3.       Release of Shares from Escrow

         Effective with the listing of the Company's common shares on the American Stock Exchange on February 10, 1998, 850,000 common shares owned by certain members of the Company's management were released from escrow by The Alberta Stock Exchange. The shares, which had previously been excluded from the calculation of the average shares outstanding during a period, are included in such calculation for the three-month period ended October 31, 1998.

4.       Acquisitions

         During the three months ended October 31, 1998, the Company acquired 13 clinics in five transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $950,000, promissory notes issued by the Company of $870,000 payable over three years, and $254,000 in assumed liabilities. As a result of the acquisitions, the Company recorded $75,000 in accounts receivable, $29,000 in inventory, $184,000 in property and equipment, $6,000 in other assets, and $1,780,000 in goodwill, which included costs related to the acquisitions. The Company also recorded $220,000 for covenants not to compete payable over three years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

         Revenues. Total revenues for the three months ended October 31, 1998, were $7,701,000, representing a 45% increase over revenues of $5,307,000 for the comparable period in fiscal 1997. The increase was attributable to the 46 additional clinics that were owned by the Company during the three months ended October 31, 1998, but not during the comparable period of the prior fiscal year. Product revenues were $6,646,000 for the three months ended October 31, 1998, up 44% from $4,601,000 for the same period in 1997. Audiological service revenues of $920,000 represented 12% of total revenues for the three months ended October 31, 1998, as compared to $706,000 or 13% of total revenues for the comparable period in fiscal 1997.

         Product Gross Profit. Product gross profit for the three months ended October 31, 1998, was $4,045,000 or 61% of revenues, compared to $2,848,000 or 62% of revenues for the comparable period in fiscal 1997. The increase in product gross profit was attributable to the 46 additional clinics that were owned by the Company during the three months ended October 31, 1998, but not during the comparable period of the prior fiscal year. The slight decrease in product gross profit percentage was due to a shift in product mix toward higher priced hearing instruments that yield greater gross profits in terms of dollars despite lower margins.

         Clinical Expenses. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the clinic level. Clinical expenses for the three months ended October 31, 1998, were $4,364,000, representing an increase of 94% over clinical expenses of $2,244,000 for the comparable period in fiscal 1997. This increase was primarily due to clinical expenses associated with the 46 additional clinics that were owned by the Company during the three months ended October 31, 1998, but not during the three-month period ended October 31, 1997, and increased marketing expenses incurred in connection with promotion of the recently introduced Sonus private label hearing instruments.

         General and Administrative Expenses. General and administrative expenses increased 60% from $1,112,000 for the three months ended October 31, 1997, to $1,784,000 for the three months ended October 31, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization. As a percentage of revenues, general and administrative expenses rose to 23% for the three-month period ended October 31, 1998, versus 21% for the same period in the prior fiscal year. The increase in general and administrative expenses as a percentage of revenues was primarily due to the acquisition by the Company in late July 1998 of Hear PO Corp., an independent provider association and hearing care benefit administrator, operation of the Company's greenhouse training program which began in April 1998, and expenses related to the Company's franchise licensing program, which is not expected to produce significant revenue until the fourth quarter of fiscal 1999. Management anticipates that general and administrative expenses will decrease as a percentage of revenues as the Company's revenue base grows through its strategic acquisition program and enhanced marketing efforts and as a result of a recently implemented administrative restructuring and cost-cutting program.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended October 31, 1998, was $475,000, an increase of 71% over the depreciation and amortization expense of $277,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 46 additional clinics operated by the Company during the three-month period ended October 31, 1998.

         Interest Income and Expense. Interest income for the three months ended October 31, 1998, increased to $104,000 from $9,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company as a result of the sale of preferred stock in December 1997. Interest expense for the three months ended October 31, 1998, was $56,000 compared to $26,000 for the three months ended October 31, 1997, reflecting higher balances of long-term debt incurred in connection with acquisitions.

LIQUIDITY AND CASH RESERVES

         For the three months ended October 31, 1998, net cash used in operating activities was $765,000 compared to $685,000 for the three months ended October 31, 1997. The Company invested cash of $950,000 in business acquisitions and $915,000 in property and equipment, and sold $1,870,000 of short-term investments for the three months ended October 31, 1998, compared to $388,000, $320,000, and $0, respectively, for the three months ended October 31, 1997. The Company repaid long-term debt of $224,000 during the three months ended October 31, 1998, compared to repayments of $68,000 during the comparable period in the prior fiscal year. The Company also repaid bank loans and short-term notes payable totaling $173,000 during the three months ended October 31, 1998, versus receiving advances on bank loans and short-term notes payable of $324,000 for the three months ended October 31, 1997. During the three months ended October 31, 1998, the Company received cash of $248,000 for the issuance of Common Shares in connection with the exercise of warrants issued in December 1996.

         At October 31, 1998, the Company had working capital of $1,737,000 and cash and short-term investments totaling $6,113,000. The Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations until the end of the Company's current fiscal year. The Company's capital expenditures during fiscal 1999 are budgeted to be approximately $1,700,000, with approximately $920,000 committed as of October 31, 1998. Additional funding will be needed to finance operations and planned capital expenditure beyond July 31, 1999, and to fund the Company's strategy to acquire additional hearing care clinics. These
funding   requirements  may
result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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

         With respect to its information technology ("IT") systems, the Company believes that the computer hardware and system software of its IBM AS/400 computer, on which its patient management system and accounting system operate, are Year 2000 compliant. Unrelated to Year 2000 issues, the Company is currently developing new patient management system software that its development contractor has represented will meet Year 2000 standards. Development of the software, including related hardware upgrades, is expected to cost approximately $700,000, of which $340,000 had been incurred as of November 30, 1998. The new software is scheduled to be completed by the end of December 1998, with implementation during the following six months. The Company originally planned to install a new release of its accounting and financial reporting software in November 1998, which the vendor represents is Year 2000 compliant, but has delayed the installation until March 1999. The cost for installing the new release is expected to be less than $10,000. In the first six months of calendar year 1999, the Company will be surveying all of its servers, personal computers, and network hardware to determine compliance with Year 2000 standards. All equipment found to be deficient will be replaced. The Company estimates that the cost of replacement equipment will be less than $50,000.

         The Company is currently reviewing its non-IT systems (primarily voice communications) for Year 2000 compliance and expects that this review will be completed by January 1999. The Company estimates that its cost to replace any non-IT systems that are found to be non-compliant with Year 2000 standards will not exceed $125,000

         The Company also faces the risk that vendors from which the Company purchases goods and services, such as hearing instrument manufacturers, utility providers, the banks that maintain the Company's depository accounts and process its credit card transactions, and the Company's payroll processor, may have systems that are not Year 2000 compliant. Significant disruptions in the operations of its vendors may have a material adverse effect on the Company. The Company plans to monitor the progress of its major vendors in achieving Year 2000 compliance. However, the Company presently does not anticipate the occurrence of major interruptions in its business due to Year 2000 issues.

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


PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         At July 31, 1998, the Company had outstanding share purchase warrants to purchase 1,093,482 of its common shares, without nominal or par value ("Common Shares") at an exercise price of $10.00 per share (the "September Warrants"). The September Warrants expired on August 31, 1998, without being exercised. The Company also had outstanding at July 31, 1998, 99,180 warrants to purchase Common Shares at an exercise price of $6.25 per share (the "Agent Warrants"). During August 1998, the Company issued 39,799 Common Shares pursuant to the exercise of a portion of the Agent Warrants and the remaining Agent Warrants expired on August 31, 1998, without being exercised. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 (the "1933 Act") with respect to the issuance of Common Shares upon exercise of the Agent Warrants. In October 1998, the Company issued 25,000 options to purchase Common Shares at an option price of $6.06 to a financial consultant in payment for certain services. The Company relied on the exemption from registration provided by Section 4(2) under the 1933 Act with respect to the issuance of such options

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 1998.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SONUS CORP.



                                   By:  /s/ Edwin J. Kawasaki
                                        ---------------------
                                        Edwin J. Kawasaki
                                        Vice President-Finance
                                        (Principal Financial Officer)
DATED:  December 14, 1998

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                          Description of Exhibit
-------                           ----------------------

  10.1 Employment Agreement dated October 30, 1998, between the Company and Scott Klein.

  10.2  Promissory Note of Scott Klein dated December 7, 1998.

  10.3  Second  Amended  and  Restated  Stock Award Plan (as amended October 26,
        1998).

  27    Financial Data Schedule.