Form 10QSB
period 1999-01-31
SONUS CORP
filed 1999-03-12
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended January 31, 1999

                         Commission File Number 1-13851


                                   SONUS CORP.
        (Exact name of small business issuer as specified in its charter)


      Yukon Territory, Canada                          Not Applicable
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


            111 S.W. Fifth Avenue, Suite 1620, Portland, Oregon 97204
                    (Address of principal executive offices)


Issuer's telephone number, including area code:  503-225-9152


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X-. No ---.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,116,707 Common Shares, without par or nominal value, outstanding as of March 1, 1999.

Transitional Small Business Disclosure Format.  Yes ---.  No -X-.

FORWARD-LOOKING STATEMENTS
--------------------------

         Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Sonus Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care clinics, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care clinics on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care clinics, the ability of the Company to attract audiology clinics as franchise licensees under the Sonus Network, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    January 31,        July 31,
                                                                       1999              1998
                                                                     --------           --------
                                                                    (Unaudited)
                                      ASSETS

Current assets:
     Cash and cash equivalents                                       $  1,127           $  2,720
     Short-term investments, available for sale                         2,593              6,408
     Accounts receivable, net of allowance for doubtful
       accounts of $786 and $684, respectively                          4,236              3,339
     Other receivables                                                    715                515
     Inventory                                                            752                967
     Prepaid expenses                                                     586                270
                                                                     --------           --------
             Total current assets                                      10,009             14,219

Property and equipment, net                                             5,349              3,607
Other assets                                                              268                151
Goodwill and covenants not to compete, net                             18,675             16,152
                                                                     --------           --------
                                                                     $ 34,301           $ 34,129
                                                                     ========           ========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank loans and short-term notes payable                         $    ---           $     46
     Accounts payable                                                   3,818              2,879
     Accrued payroll                                                    1,207              1,110
     Other accrued liabilities                                          2,427              2,595
     Convertible notes payable                                            921                ---
     Capital lease obligation, current portion                            123                120
     Long-term debt, current portion                                    1,635              1,160
                                                                     ---------          ---------
             Total current liabilities                                 10,131              7,910

Capital lease obligation, non-current portion                             161                223
Long-term debt, non-current portion                                     2,799              1,733
Convertible notes payable                                                 ---              1,170
                                                                     ---------          ---------
             Total liabilities                                         13,091             11,036

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 shares authorized,
          issued, and outstanding                                      15,701             15,701
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,118,387 and 6,079,908
          shares, respectively, issued and outstanding                 14,921             14,673
     Notes receivable from shareholders                                  (283)              (283)
     Accumulated deficit                                               (8,884)            (6,711)
     Accumulated other comprehensive loss                                (176)              (229)
     Treasury stock, 8,280 and 6,960 shares, respectively at cost         (69)               (58)
                                                                     --------           --------
             Total shareholders' equity                                21,210             23,093
                                                                     --------           --------
                                                                     $ 34,301           $ 34,129

           See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended                       Six months ended
                                                              January 31,                            January 31,
                                                      -------------------------              -------------------------
                                                       1999              1998                  1999             1998
                                                      -------          --------              --------         --------

Net revenues                                          $ 8,486          $  4,109              $ 16,187         $  9,416

Costs and expenses:
     Cost of products sold                              2,885             1,366                 5,486            3,119
     Clinical expenses                                  4,050             2,279                 8,415            4,523
     General and administrative expenses                1,738             1,276                 3,521            2,388
     Depreciation and amortization                        514               323                   989              600
                                                      -------          --------              --------         --------

Total costs and expenses                                9,187             5,244                18,411           10,630
                                                      -------          --------              --------         --------

Loss from operations                                     (701)           (1,135)               (2,224)          (1,214)


Other income (expense):
      Interest income                                      66                79                   170               88
      Interest expense                                    (56)              (29)                 (112)             (55)
      Other, net                                           (8)              ---                    (7)             ---
                                                      -------          --------              --------         --------

Net loss                                              $  (699)         $ (1,085)             $ (2,173)        $ (1,181)
                                                      =======          ========              ========         ========



Per share of common stock:
    Basic                                             $    (0.11)      $     (0.24)          $    (0.36)      $     (0.26)
    Diluted                                           $    (0.11)      $     (0.24)          $    (0.36)      $     (0.26)

Average shares outstanding:
    Basic                                               6,096             4,607                6,070             4,595
    Diluted                                             6,096             4,607                6,070             4,595

           See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           Three months ended            Six months ended
                                                                               January 31,                  January 31,
                                                                          ---------------------        ----------------------
                                                                            1999          1998           1999           1998
                                                                          ---------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (699)     $ (1,085)      $ (2,173)      $ (1,181)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Provision for bad debt expense                                       81            33            149             61
          Depreciation and amortization                                       514           323            989            600
     Changes in non-cash working capital:
          Accounts receivable                                              (1,033)          110           (946)          (118)
          Other receivables                                                  (210)            1           (200)           (95)
          Inventory                                                           298           (36)           246           (237)
          Prepaid expenses                                                   (195)         (155)          (307)          (386)
          Accounts payable and accrued liabilities                            515         1,155            748            759
                                                                          -------       -------        -------        -------
               Net cash provided by (used in) operating activities           (729)          346         (1,494)          (597)
                                                                          -------       -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of short-term investments                              1,945        (8,815)         3,815         (8,815)
     Purchase of property and equipment                                    (1,120)         (195)        (2,035)          (519)
     Additional costs related to acquisitions                                  90            (4)           (26)           (57)
     Deferred acquisition costs and other, net                                (12)          ---           (102)           ---
     Net cash paid on business acquisitions                                  (273)         (331)        (1,223)          (703)
                                                                          -------       -------        -------        -------
               Net cash provided by (used in) investing activities            630        (9,345)           429        (10,094)
                                                                          -------       -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                           ---          (275)           ---            ---
     Proceeds from (repayments of)  long term debt
          and capital lease obligations                                      (284)          138           (507)            69
     Deferred financing costs, net                                            (16)           (3)           (15)            (3)
     Advances on (repayments of) bank loans and
          short-term notes payable                                           (123)         (421)          (296)            30
     Issuance of common stock for cash, net of costs                          ---            10            248             10
     Issuance of preferred stock for cash, net of costs                       ---        15,752            ---         15,752
     Acquisition of treasury stock                                            (11)          (11)           (11)           (25)
                                                                          -------       -------        -------        -------
               Net cash provided by (used in) financing activities           (434)       15,190           (581)        15,833
                                                                          -------       -------        -------        -------

Net increase (decrease) in cash and cash equivalents                         (533)        6,191         (1,646)         5,142

Effect on cash and cash equivalents of changes
     in foreign translation rate                                               84           (41)            53            (91)

Cash and cash equivalents, beginning of period                              1,576           ---          2,720          1,099

                                                                          -------       -------        -------        -------
Cash and cash equivalents, end of period                                  $ 1,127       $ 6,150        $ 1,127        $ 6,150
                                                                          =======       =======        =======        =======

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                            $ 56          $ 12          $ 112           $ 38
  Non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions              $ 750          $ 97        $ 2,640           $ 97

    See accompanying notes to consolidated financial statements
                                 5

                                   SONUS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHESIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended                     Six months ended
                                                              January 31,                          January 31,
                                                      ------------------------             -------------------------
                                                       1999             1998                 1999             1998
                                                      ------          --------             --------         --------

Net loss                                              $ (699)         $ (1,085)            $ (2,173)        $ (1,181)

Other comprehesive income, net of tax:
    Foreign currency translation adjustments              84               (41)                  53              (91)
                                                      ------          --------             --------         --------
Comprehensive loss                                    $ (615)         $ (1,126)            $ (2,120)        $ (1,272)
                                                      ======          ========             ========         ========


          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Interim Financial Statements

         The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1998. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three and six month periods ended January 31, 1998, have been reclassified in order to conform to the presentation for the three and six month periods ended January 31, 1999. Effective February 9, 1998, the Company effected a one-for-five reverse stock split of the Common Shares of the Company. All share and per share information appearing in the accompanying financial statements has been restated to give effect to the reverse stock split. The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," for its fiscal year ending July 31, 1999, and therefore the interim financial statements contain consolidated statements of comprehensive income for the three and six month periods ended January 31, 1999 and 1998.

2.       Release of Shares from Escrow

         Effective with the listing of the Company's common shares on the American Stock Exchange on February 10, 1998, 850,000 common shares owned by certain members of the Company's management were released from escrow by The Alberta Stock Exchange. The shares, which had previously been excluded from the calculation of the average shares outstanding during a period, are included in such calculation for the three and six month periods ended January 31, 1998.

3.       Acquisitions

         During the three months ended January 31, 1999, the Company acquired two hearing care clinics in two separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $101,000, promissory notes issued by the Company of $100,000 payable over six years, and $182,000 in assumed liabilities. As a result of the acquisitions, the Company recorded $38,000 in property and equipment, $2,000 in inventory, $24,000 in accounts receivable, $3,000 in other assets, and $319,000 in goodwill, which included costs related to the acquisitions. In connection with one of the acquisitions, the Company recorded $3,600 for a covenant not to compete that was paid in cash. The Company finalized purchase price adjustments during the three months ended January 31, 1999, with respect to two clinics that were acquired in January and February 1998, by issuing $160,000 of promissory notes payable over three years and recording additional goodwill in the amount of the notes. The Company also recorded $490,000 for expanded covenants not to compete with certain individuals that were owners of clinics previously acquired by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

              At January 31, 1999, the Company operated 88 hearing care centers in nine states and two Canadian provinces, compared to 80 centers at July 31, 1998, and 89 centers at October 31, 1998. The Company has continued to focus on profitability, as evidenced by the narrowing of the Company's net loss from $2,494,000 for the fourth quarter of fiscal 1998 to $1,474,000 for the first quarter of fiscal 1999 and $699,000 for the second quarter of fiscal 1999.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

         Revenues. Total revenues for the three months ended January 31, 1999, were $8,486,000, representing a 107% increase over revenues of $4,109,000 for the comparable period in fiscal 1998. The increase was attributable to the 36 additional clinics that were owned by the Company during the three months ended January 31, 1999. Product revenues were $7,297,000 for the three months ended January 31, 1999, up 121% from $3,308,000 for the same period in fiscal 1998. Audiological service revenues increased 60% to $974,000 for the three months ended January 31, 1999, from $610,000 for the comparable period in fiscal 1998. Audiological service revenues represented 11% and 15% of total revenues for the three month periods ended January 31, 1999 and 1998, respectively. The Company is focusing on more profitable hearing instrument sales resulting in a decrease in audiological service revenues as a percentage of total revenues. Other revenues increased 13% to $215,000 for the three months ended January 31, 1999, from $191,000 for the three months ended January 31, 1998.

         Product Gross Profit. Product gross profit for the three months ended January 31, 1999, was $4,412,000 or 60% of product revenues, compared to $1,942,000 or 59% of product revenues for the comparable period in fiscal 1998. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, better price management, and a new tiered pricing strategy based on levels of technology.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 48% for the three months ended January 31, 1999, compared to 55% for the three months ended January 31, 1998. The decrease was due to Company's ability to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the three months ended January 31, 1999, were $4,050,000, representing an increase of 78% over clinical expenses of $2,279,000 for the comparable period in fiscal 1998. This increase was primarily due to clinical expenses associated with the 36 additional clinics that were owned by the Company during the three months ended January 31, 1999. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased to 20% for the three-month period ended January 31, 1999, versus 31% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as a recently implemented administrative restructuring and cost-cutting program. General and administrative expenses increased 36% from $1,276,000 for the three months ended January 31, 1998, to $1,738,000 for the three months ended January 31, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense decreased to 6% for the three-month period ended January 31, 1999, versus 8% for the same period in the prior fiscal year. Depreciation and amortization expense for the three months ended January 31, 1999, was $514,000, an increase of 59% over the depreciation and amortization expense of $323,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 36 additional clinics operated by the Company during the three-month period ended January 31, 1999.

         Interest Income and Expense. Interest income for the three months ended January 31, 1999, decreased to $66,000 from $79,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company as funds have been used for acquisitions. Interest expense for the three months ended January 31, 1999, was $56,000 compared to $29,000 for the three months ended January 31, 1998, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the three months ended January 31, 1999, decreased 36% to $699,000 compared to a net loss of $1,085,000 for the three months ended January 31, 1999, due to the increased revenues and decreased expenses as a percentage of revenues discussed above. The Company's loss before interest, depreciation, and amortization for the three months ended January 31, 1999, was $187,000 compared to a loss of $812,000 for the three months ended January 31, 1998.

Six Months Ended January 31, 1999 Compared to Six Months Ended January 31, 1998

         Revenues. Total revenues for the six months ended January 31, 1999, were $16,187,000, representing a 72% increase over revenues of $9,416,000 for the comparable period in fiscal 1998. The increase was attributable to the 36 additional clinics that were owned by the Company during the six months ended January 31, 1999. Product revenues were $13,943,000 for the six months ended January 31, 1999, up 78% from $7,827,000 for the same period in fiscal 1998. Audiological service revenues increased 44% to $1,894,000 for the six months ended January 31, 1999, from $1,316,000, for the comparable period in fiscal 1998. Audiological service revenues represented 12% and 14% of total revenues for the six month periods ended January 31, 1999 and 1998, respectively. As noted above, the Company has made an effort to focus on more profitable hearing instrument sales, resulting in a decrease in audiological service revenues as a percentage of total revenues. Other revenues increased 28% to $350,000 for the six months ended January 31, 1999, compared to $273,000 for the same period in the prior fiscal year.

         Product Gross Profit. Product gross profit for the six months ended January 31, 1999, was $8,457,000 or 61% of product revenues, compared to $4,708,000 or 60% of product revenues for the comparable period in fiscal 1998. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, better price management, and a new tiered pricing strategy based on levels of technology.

         Clinical Expenses. Clinical expenses for the six months ended January 31, 1999, were $8,415,000, representing an increase of 86% over clinical expenses of $4,523,000 for the comparable period in fiscal 1998. This increase was primarily due to clinical expenses associated with the 36 additional clinics that were owned by the Company during the six months ended January 31, 1999. As a percentage of revenues, clinical expenses increased to 52% for the six months ended January 31, 1999, compared to 48% for the six months ended January 31, 1998. The increase in clinical expenses as a percentage of revenues is attributable to the Company's first fiscal quarter ended October 31, 1998, where increased marketing expenses were incurred in connection with promotion of the Company's private label Sonus Solution Hearing System line of digital hearing instruments.

         General and Administrative Expenses. As a percentage of total revenues, general and administrative expenses decreased to 22% for the six-month period ended January 31, 1999, versus 25% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as a recently implemented administrative restructuring and cost-cutting program. General and administrative expenses increased 47% from $2,388,000 for the six months ended January 31, 1998, to $3,521,000 for the six months ended January 31, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended January 31, 1999, was $989,000, an increase of 65% over the depreciation and amortization expense of $600,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 36 additional clinics operated by the Company during the six-month period ended January 31, 1999. As a percentage of revenues, depreciation and amortization expense remained steady at 6% for the three-and six month periods ended January 31, 1999.

         Interest Income and Expense. Interest income for the six months ended January 31, 1999, increased to $170,000 from $88,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company as a result of the sale of preferred stock in December 1997. Interest expense for the six months ended January 31, 1999, was $112,000 compared to $55,000 for the six months ended January 31, 1998, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. For the six months ended January 31, 1999, the Company had a net loss of $2,173,000 compared to a net loss of $1,181,000 for the six months ended January 31, 1998. The increased loss was primarily due to an increase in clinical expenses in the first quarter of fiscal 1999 related to marketing of the Sonus Solution Hearing System. The Company's loss before interest, depreciation, and amortization for the six months ended January 31, 1999, was $1,235,000 compared to a loss of $614,000 for the six months ended January 31, 1998.

LIQUIDITY AND CASH RESERVES

         For the six months ended January 31, 1999, net cash used in operating activities was $1,494,000 compared to $597,000 for the six months ended January 31, 1998. The increase was primarily due to an increase in accounts and other receivables and a larger operating loss, reflecting the growth of the Company over the last year. Net cash provided by investing activities was $429,000 in the first six months of fiscal 1999 compared to net cash used in investing activities of $10,094,000 in the first six months of fiscal 1998 as a result of purchases of short-term investments following the sale of preferred stock in the second quarter of fiscal 1998 and the sale of short-term investments of $3,815,000 during the six months ended January 31, 1999. In addition, the Company invested cash of $1,223,000 in business acquisitions and $2,035,000 in property and equipment for the six months ended January 31, 1999, compared to $703,000 and $519,000 for the six months ended January 31, 1998. Net cash provided by financing activities was $15,833,000 in the first six months of fiscal 1998 compared to net cash used in financing activities of $581,000 in the first six months of fiscal 1999. The change was primarily the result of funds from the sale of preferred stock being included in the first six months of fiscal 1998. The Company repaid long-term debt of $507,000 during the six months ended January 31, 1999, compared to receiving proceeds from the issuance of long-term debt of $69,000 during the comparable period in the prior fiscal year. The Company also repaid bank loans and short-term notes payable totaling $296,000 during the six months ended January 31, 1999, compared to receiving advances on bank loans and short-term notes payable of $30,000 for the six months ended January 31, 1998.

         At January 31, 1999, the Company had cash and short-term investments available for sale totaling $3,720,000 and a working capital deficit of $122,000. The Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations until the end of the Company's current fiscal year. The Company's capital expenditures during fiscal 1999 are expected to be approximately $3,000,000, with approximately $2,035,000 expended as of January 31, 1999. Additional funding will be needed to finance operations and planned capital expenditure beyond July 31, 1999, and to fund the Company's strategy to acquire additional hearing care clinics. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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

         With respect to its information technology ("IT") systems, the Company believes that the computer hardware and system software of its IBM AS/400 computer, on which its patient management system and accounting system operate, are Year 2000 compliant. Unrelated to

Year 2000 issues, the Company is continuing its development of a new patient management system. Initially, the Company's hearing care centers and Hear PO will use the software.

However, in the future the Company may license the software to its Sonus Network franchise licensees and others. The development contractor for the software has represented that it will meet Year 2000 standards. Development of the software, including related hardware upgrades, is expected to cost approximately $1,200,000, of which $815,000 had been incurred as of January 31, 1999.
Implementation of the new software is expected to begin in June 1999. The Company plans to install a new release of its accounting and financial reporting software in March 1999, which the vendor represents is Year 2000 compliant. The cost for installing the new release is expected to be less than $15,000. The
Company is currently surveying all of its servers, personal computers, and network hardware to determine compliance with Year 2000 standards and expects that this survey will be completed by August 1999. All equipment found to be deficient will be replaced. The Company estimates that the cost of replacement equipment will be less than $50,000.

         The Company has reviewed its non-IT systems (primarily voice communications) for Year 2000 compliance and will replace those systems that were found to be non-compliant. The Company estimates that its cost to replace the non-IT systems that are non-compliant with Year 2000 standards will not exceed $50,000.

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

PART II
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual and special general meeting of the Company's shareholders was held on December 15, 1998 (the "Annual Meeting"). At the Annual Meeting, the number of directors of the Company was fixed at six (until such time as the directors of the Company determine by resolution to appoint one or more additional directors in accordance with the Company's Articles) by the following vote: 6,675,130 for; 81,530 against or withheld; 2,030 abstentions and broker non-votes.

         The following directors were elected at the Annual Meeting to serve until the next annual general meeting:

                                                                              Abstentions
                                                                              and Broker
                                    For                       Withheld         Non-votes
                                    ---                       --------         ---------

Joel Ackerman                       6,748,160                 10,530               0
Haywood D. Cochrane, Jr.            6,748,160                 10,530               0
Brandon M. Dawson                   6,748,160                 10,530               0
William DeJong                      6,748,160                 10,530               0
Gregory J. Frazer                   6,748,160                 10,530               0
Hugh T. Hornibrook                  6,748,160                 10,530               0

         At the Annual Meeting, KPMG Peat Marwick LLP was approved as independent auditors of the Company and the board of directors was authorized to fix the auditors' remuneration by the following vote: 6,756,400 for; 1,420 against or withheld; and 360 abstentions and broker non-votes. In addition, a resolution approving the continuance of the Company to the jurisdiction of Yukon Territory, Canada, was approved by the following vote: 3,766,663 for; 7,177 against or withheld; 2,984,850 abstentions and broker non-votes. An amendment to the Company's Second Amended and Restated Stock Award Plan to increase the number of Common Shares issuable thereunder by 500,000 shares was also approved by the following vote: 3,728,063 for; 125,880 against or withheld; 2,904,747 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 31, 1999.

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

DATED:  March 11, 1999

                                  EXHIBIT INDEX

 Exhibit
  Number                      Description of Exhibit
  ------                      ----------------------


   3.1      Articles of Incorporation of the Company

   3.2      Bylaws of the Company

   27       Financial Data Schedule.