Form 10QSB
period 1999-04-30
SONUS CORP
filed 1999-06-14
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarterly Period Ended April 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,113,707 Common Shares, without par or nominal value, outstanding as of June 1, 1999.

Transitional Small Business Disclosure Format.  Yes ---.  No -X-.

FORWARD-LOOKING STATEMENTS
--------------------------

         Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Sonus Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care centers, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care centers on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care centers, the ability of the Company to attract audiology centers as franchise licensees under the Sonus Network, product and professional liability claims brought against the Company that exceed its insurance coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   April 30,           July 31,
                                                                     1999                1998
                                                                ----------------    ----------------
                                                                  (Unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                         $  1,732            $  2,720
     Short-term investments, available for sale                             500               6,408
     Accounts receivable, net of allowance for doubtful
       accounts of $856 and $684, respectively                            4,069               3,339
     Other receivables                                                      831                 515
     Inventory                                                              683                 967
     Prepaid expenses                                                       553                 270
                                                                ----------------    ----------------
             Total current assets                                         8,368              14,219

Property and equipment, net of accumulated
  depreciation of $2,178 and $1,364, respectively                         5,662               3,607
Other assets                                                                300                 151
Goodwill and covenants not to compete, net                               18,632              16,152
                                                                ----------------    ----------------

                                                                       $ 32,962            $ 34,129
                                                                ================    ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank loans and short-term notes payable                           $    ---            $     46
     Accounts payable                                                     3,594               2,879
     Accrued payroll                                                      1,048               1,110
     Other accrued liabilities                                            1,804               2,595
     Convertible notes payable                                              921                 ---
     Capital lease obligation, current portion                              126                 120
     Long-term debt, current portion                                      1,539               1,160
                                                                ----------------    ----------------
             Total current liabilities                                    9,032               7,910

Capital lease obligation, non-current portion                               129                 223
Long-term debt, non-current portion                                       2,494               1,733
Convertible notes payable                                                   ---               1,170
                                                                ----------------    ----------------
             Total liabilities                                           11,655              11,036
                                                                ----------------    ----------------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 shares authorized,
          issued, and outstanding                                        15,701              15,701
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,113,707 and 6,079,908
          shares, respectively, issued and outstanding                   14,921              14,673
     Notes receivable from shareholders                                    (251)               (283)
     Accumulated deficit                                                 (8,819)             (6,711)
     Accumulated other comprehensive loss                                  (136)               (229)
     Treasury stock, 12,960 and 6,960 shares, respectively, at cost        (109)                (58)
                                                                ----------------    ----------------
             Total shareholders' equity                                  21,307              23,093
                                                                ----------------    ----------------

                                                                       $ 32,962            $ 34,129
                                                                ================    ================

          See accompanying notes to consolidated financial statements.
                                        3

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended                       Nine months ended
                                                               April 30,                               April 30,
                                                   --------------------------------         ------------------------------
                                                       1999              1998                  1999              1998
                                                   --------------    --------------         ------------      ------------

Net revenues                                             $ 9,093           $ 5,719             $ 25,280          $ 15,135

Costs and expenses:
     Cost of products sold                                 2,869             1,763                8,355             4,882
     Clinical expenses                                     4,073             2,953               12,488             7,476
     General and administrative expenses                   1,514             1,432                5,035             3,820
     Depreciation and amortization                           562               349                1,551               949
                                                   --------------    --------------         ------------      ------------

Total costs and expenses                                   9,018             6,497               27,429            17,127
                                                   --------------    --------------         ------------      ------------


Income (loss) from operations                                 75              (778)              (2,149)           (1,992)


Other income (expense):
      Interest income                                         51               236                  221               324
      Interest expense                                       (59)              (39)                (171)              (94)
      Other, net                                              (2)              ---                   (9)              ---
                                                   --------------    --------------         ------------      ------------

Net income (loss)                                        $    65           $  (581)            $ (2,108)         $ (1,762)
                                                   ==============    ==============         ============      ============


Per share of common stock:
    Basic                                                $  0.01           $ (0.10)            $  (0.35)         $  (0.36)
    Diluted                                              $  0.01           $ (0.10)            $  (0.35)         $  (0.36)

Average shares outstanding:
    Basic                                                  6,093             5,722                6,090             4,932
    Diluted                                                8,953             5,722                6,090             4,932


          See accompanying notes to consolidated financial statements.

                           SONUS CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)

                                                                         Three months ended              Nine months ended
                                                                              April 30,                       April 30,
                                                                   -------------------------------  ------------------------------
                                                                           1999            1998           1999             1998
                                                                   -------------------------------  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $    65          $  (581)      $ (2,108)       $  (1,762)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Provision for bad debt expense                                      77               50            226              111
          Depreciation and amortization                                      562              349          1,551              950
     Changes in non-cash working capital:
          Accounts receivable                                                 99               80           (847)              53
          Other receivables                                                 (115)              92           (315)              10
          Inventory                                                           90             (276)           336             (500)
          Prepaid expenses                                                    34             (464)          (273)            (846)
          Accounts payable and accrued liabilities                        (1,031)            (851)          (283)            (231)
                                                                   --------------  ---------------  -------------  ---------------
               Net cash used in operating activities                        (219)          (1,601)        (1,713)          (2,215)
                                                                   --------------  ---------------  -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of short-term investments                             2,093           (2,131)         5,908          (10,945)
     Purchase of property and equipment                                     (554)            (260)        (2,589)            (846)
     Reduction of (additional) costs related to acquisitions                  86             (622)            60             (326)
     Deferred acquisition costs and other, net                               (30)             (58)          (132)            (124)
     Net cash paid on business acquisitions                                 (148)          (1,826)        (1,371)          (2,292)
                                                                   --------------  ---------------  -------------  ---------------
               Net cash provided by (used in) investing activities         1,447           (4,897)         1,876          (14,533)
                                                                   --------------  ---------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of  long term debt
          and capital lease obligations                                     (629)            (304)        (1,136)            (676)
     Deferred financing costs, net                                           ---              (21)           (15)             (21)
     Advances on (repayments of) bank loans and
          short-term notes payable                                             1               73           (295)             (28)
     Notes receivable from shareholders                                        29              (68)            29              (68)
     Issuance of common stock for cash, net of costs                           1            1,963            249            2,100
     Issuance of preferred stock for cash, net of costs                      ---              (51)           ---           15,701
     Acquisition of treasury stock                                           (39)               0            (50)             (25)
                                                                   --------------  ---------------  -------------  ---------------
               Net cash provided by (used in) financing activities          (637)           1,592         (1,218)          16,983
                                                                   --------------  ---------------  -------------  ---------------

Net increase (decrease) in cash and cash equivalents                         591           (4,906)        (1,055)             235

Effect on cash and cash equivalents of changes
     in foreign translation rate                                              14               31             67              (59)

Cash and cash equivalents, beginning of period                             1,127            6,150          2,720            1,099

                                                                   --------------  ---------------  -------------  ---------------
Cash and cash equivalents, end of period                                 $ 1,732          $ 1,275       $  1,732        $   1,275
                                                                   ==============  ===============  =============  ===============

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the period                                        $    59          $    39       $    171        $      94
  Non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions           $   197          $ 1,866       $  1,706        $     349
     Issuance of long-term debt in connection with expanded covenants not to compete and purchase price adjustments for acquisitions
         completed in fiscal year 1998                                   $   ---          $   ---       $    650        $     ---


          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended                    Nine months ended
                                                               April 30,                            April 30,
                                                    ------------------------------        -----------------------------
                                                       1999             1998                 1999             1998
                                                    ------------    --------------        ------------     ------------

Net income (loss)                                     $    65          $ (581)             $ (2,108)        $ (1,762)

Other comprehensive income, net of tax:
    Foreign currency translation adjustments               40              32                    93              (59)
                                                    ------------    --------------        ------------     ------------

Comprehensive income (loss)                           $   105          $ (549)             $ (2,015)        $ (1,821)
                                                    ============    ==============        ============     ============







          See accompanying notes to consolidated financial statements.
                                        6

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Interim Financial Statements

         The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1998. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three and nine month periods ended April 30, 1998, have been reclassified in order to conform to the presentation for the three and nine month periods ended April 30, 1999. The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," for its fiscal year ending July 31, 1999, and therefore the interim financial statements contain consolidated statements of comprehensive income for the three and nine month periods ended April 30, 1999 and 1998.

2.       Acquisitions

         During the three months ended April 30, 1999, the Company acquired two hearing care centers in two separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $148,000 and $201,000 in assumed liabilities. As a result of the acquisitions, the Company recorded $72,000 in property and equipment, $18,000 in inventory, $2,000 in other assets, and $257,000 in goodwill, which included costs related to the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

              At April 30, 1999, the Company operated 90 hearing care centers in ten states and two Canadian provinces, compared to 80 centers at July 31, 1998, and 88 centers at January 31, 1999. The Company had net income of $65,000 for the three months ended April 30, 1999, compared to net losses of $2,494,000 for the fourth quarter of fiscal 1998, $1,474,000 for the first quarter of fiscal 1999, and $699,000 for the second quarter of fiscal 1999.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

         Revenues. Total revenues for the three months ended April 30, 1999, were $9,093,000, representing a 59% increase over revenues of $5,719,000 for the comparable period in fiscal 1998. The increase was primarily due to the addition of 31 hearing care centers that were acquired by the Company during the twelve months ended April 30, 1999. Revenue was also favorably impacted by an increase of 13% in comparable center revenue in the fiscal third quarter. Product revenues were $7,823,000 for the three months ended April 30, 1999, up 69% from $4,627,000 for the same period in fiscal 1998. Audiological service revenues decreased 18% to $799,000 for the three months ended April 30, 1999, from $980,000 for the comparable period in fiscal 1998. Audiological service revenues represented 9% and 17% of total revenues for the three month periods ended April 30, 1999 and 1998, respectively. The Company is focusing on more profitable hearing instrument sales resulting in a decrease in audiological service revenues. Other revenues increased 321% to $471,000 for the three months ended April 30, 1999, from $112,000 for the three months ended April 30, 1998, as a result of the increased size of the Company, revenues from the Company's franchise license program known as Network Services, and revenues from the Company's Hear PO Corp. subsidiary. No revenues from the Network Services program or from Hear PO Corp. were recognized in the comparable quarter of the prior fiscal year because the Network Services program had not been introduced and Hear PO Corp. was not acquired until July 1998.

         Product Gross Profit. Product gross profit for the three months ended April 30, 1999, was $4,954,000 or 63% of product revenues, compared to $2,864,000 or 62% of product revenues for the comparable period in fiscal 1998. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, better price management, and a new tiered pricing strategy based on levels of technology.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 45% for the three months ended April 30, 1999, compared to 52% for the three months ended April 30, 1998. The decrease was due to Company's ability to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the three months ended April 30, 1999, were $4,073,000, representing an increase of 38% over clinical expenses of $2,953,000 for the comparable period in fiscal 1998. Clinical expenses for the three months ended April 30, 1999, were favorably affected by the reversal of an expense accrual that was made during the fiscal quarter ended January 31, 1999, in the amount of $149,000. The increase in clinical expenses was due to clinical expenses associated with the 31 additional centers that were acquired by the Company during the twelve months ended April 30, 1999. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased to 17% for the three-month period ended April 30, 1999, versus 25% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as a recently implemented administrative restructuring and cost-cutting program. General and administrative expenses increased 6% from $1,432,000 for the three months ended April 30, 1998, to $1,514,000 for the three months ended April 30, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense remained at 6% for the three-month periods ended April 30, 1999, and April 30, 1998. Depreciation and amortization expense for the three months ended April 30, 1999, was $562,000, an increase of 61% over the depreciation and amortization expense of $349,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 31 additional centers acquired by the Company during the twelve-month period ended April 30, 1999.

         Interest Income and Expense. Interest income for the three months ended April 30, 1999, decreased to $51,000 from $236,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company as funds have been used for acquisitions. Interest expense for the three months ended April 30, 1999, was $59,000 compared to $39,000 for the three months ended April 30, 1998, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Income. The Company's net income for the three months ended April 30, 1999, was $65,000 compared to a net loss of $581,000 for the three months ended April 30, 1998. The Company's income from operations before interest, depreciation, and amortization for the three months ended April 30, 1999, was $637,000 compared to a loss of $429,000 for the three months ended April 30, 1998.

Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998

         Revenues. Total revenues for the nine months ended April 30, 1999, were $25,280,000, representing a 67% increase over revenues of $15,135,000 for the comparable period in fiscal 1998. The increase was primarily due to the addition of 31 hearing care centers that were acquired by the Company during the twelve months ended April 30, 1999. Revenue was also favorably impacted by an increase of 11% in comparable center revenue in the nine months ended April 30, 1999. Product revenues were $21,766,000 for the nine months ended April 30, 1999, up 74% from $12,491,000 for the same period in fiscal 1998. Audiological service revenues increased 11% to $2,693,000 for the nine months ended April 30, 1999, from $2,434,000, for the comparable period in fiscal 1998. Audiological service revenues represented 11% and 16% of total revenues for the nine-month periods ended April 30, 1999 and 1998, respectively. As noted above, the Company has made an effort to focus on more profitable hearing instrument sales, resulting in a decrease in audiological service revenues as a percentage of total revenues. Other revenues increased 290% to $821,000 for the nine months ended
April 30, 1999, compared to $210,000 for the same period in the prior fiscal year as a result of the increased size of the Company, revenues from the Company's franchise license program known as Network Services, and revenues from the Company's Hear PO Corp. subsidiary. No revenues from the Network Services program or from Hear PO Corp. were recognized in the comparable period of the prior fiscal year because the Network Services program had not been introduced and Hear PO Corp. was not acquired until July 1998.

         Product Gross Profit. Product gross profit for the nine months ended April 30, 1999, was $13,411,000 or 62% of product revenues, compared to $7,609,000 or 61% of product revenues for the comparable period in fiscal 1998. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, better price management, and a new tiered pricing strategy based on levels of technology.

         Clinical Expenses. As a percentage of revenues, clinical expenses remained stable at 49% for the nine months ended April 30, 1999, and the nine months ended April 30, 1998. Clinical expenses for the nine months ended April 30, 1999, were $12,488,000, representing an increase of 67% over clinical expenses of $7,476,000 for the comparable period in fiscal 1998. This increase was primarily due to clinical expenses associated with the 31 additional centers that were acquired by the Company during the twelve months ended April 30, 1999.

         General and Administrative Expenses. As a percentage of total revenues, general and administrative expenses decreased to 20% for the nine-month period ended April 30, 1999, versus 25% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as a recently implemented administrative restructuring and cost-cutting program. General and administrative expenses increased 32% from $3,820,000 for the nine months ended April 30, 1998, to $5,035,000 for the nine months ended April 30, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended April 30, 1999, was $1,551,000, an increase of 63% over the depreciation and amortization expense of $949,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 31 additional centers that were acquired by the Company during the twelve months ended April 30, 1999. As a percentage of revenues, depreciation and amortization expense remained steady at 6% for the three and nine-month periods ended April 30, 1999.

         Interest Income and Expense. Interest income for the nine months ended April 30, 1999, decreased to $221,000 from $324,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company as funds have been used for acquisitions. Interest expense for the nine months ended April 30, 1999, was $171,000 compared to $94,000 for the nine months ended April 30, 1998, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. For the nine months ended April 30, 1999, the Company had a net loss of $2,108,000 compared to a net loss of $1,762,000 for the nine months ended April 30, 1998. The Company's loss from operations before interest, depreciation, and amortization for the nine months ended April 30, 1999, was $598,000 compared to a loss of $1,043,000 for the nine months ended April 30, 1998.


LIQUIDITY AND CASH RESERVES

         For the nine months ended April 30, 1999, net cash used in operating activities was $1,713,000 compared to $2,215,000 for the nine months ended April 30, 1998. Net cash provided by investing activities was $1,876,000 in the first nine months of fiscal 1999 compared to net cash used in investing activities of $14,533,000 in the first nine months of fiscal 1998 as a result of purchases of short-term investments following the sale of preferred stock in the second quarter of fiscal 1998 and the sale of short-term investments during the nine months ended April 30, 1999. Net cash provided by financing activities was $16,983,000 in the first nine months of fiscal 1998 compared to net cash used in financing activities of $1,218,000 in the first nine months of fiscal 1999. The change was primarily the result of funds from the sale of preferred stock being included in the first nine months of fiscal 1998. The Company repaid long-term debt of $1,136,000 during the nine months ended April 30, 1999, compared to $676,000 during the comparable period in the prior fiscal year. The Company also repaid bank loans and short-term notes payable totaling $295,000 during the nine months ended April 30, 1999, compared to $28,000 for the nine months ended April 30, 1998.

         At April 30, 1999, the Company had cash and short-term investments available for sale totaling $2,232,000 and a working capital deficit of $664,000. The Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations on an ongoing basis. Additional funding will be needed for capital expenditures during fiscal 2000 and to fund the Company's strategy to acquire additional hearing care centers. The Company is engaged in negotiations to secure additional funding that may result in the Company incurring long-term or short-term indebtedness and in the issuance of additional equity securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that such negotiations will be successful and result in the Company obtaining additional funding.

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

         With respect to its information technology ("IT") systems, the Company believes that the computer hardware and system software of its IBM AS/400 computer, on which its patient management system and accounting system operate, are Year 2000 compliant. Unrelated to Year 2000 issues, the Company is continuing its development of a new patient management system. Initially, the Company's hearing care centers and its subsidiary Hear PO Corp. will use the software. However, in the future the Company may license the software to its Sonus Network franchise licensees and others. The development contractor for the software has represented that it will meet Year 2000 standards. Implementation of the new software is expected to begin in June 1999. The Company installed a new release of its accounting and financial reporting software in March 1999, which the vendor represents is Year 2000 compliant. The Company is currently surveying all of its servers, personal computers, and network hardware to determine compliance with Year 2000 standards and expects that this survey will be completed by August 1999. All equipment found to be deficient will be replaced. The Company estimates that the cost of replacement equipment will be less than $50,000.

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1999.


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


                                   SONUS CORP.


                                   By: /s/ Edwin J. Kawasaki
                                       Edwin J. Kawasaki
                                       Vice President-Finance
                                       (Principal Financial Officer)

DATED:  June 14, 1999

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
 Number                                    Description of Exhibit
 ------                                    ----------------------


27       Financial Data Schedule.