Form 10KSB40
period 1999-07-31
SONUS CORP
filed 1999-11-01
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                  FORM 10-KSB40

(MARK ONE)



       [x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1999

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----- TO
                   ------

                           Commission File No. 1-13851

                                   -----------

                                   SONUS CORP.

                 (Name of small business issuer in its charter)

            YUKON TERRITORY, CANADA                    NOT APPLICABLE
       (State or other jurisdiction of      (I.R.S. employer identification no.)
        incorporation or organization)

        111 S.W. FIFTH AVENUE, SUITE 1620                         97204
                PORTLAND, OREGON                                (Zip code)
    (Address of principal executive offices)


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

                                   -----------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$33,759,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 18, 1999: $21,577,128.

         State the number of shares outstanding of each of the issuer's classes of common equity: Common Shares, without nominal or par value, 6,109,026 shares, as of October 18, 1999.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the issuer's definitive Management Information Circular and Proxy Statement dated November 9, 1999, are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                                      PAGE

PART I.....................................................................................................................1
ITEM 1. Description of Business............................................................................................1
ITEM 2. Description of Property...........................................................................................10
ITEM 3. Legal Proceedings.................................................................................................10
ITEM 4. Submission of Matters to a Vote of Security Holders...............................................................10
PART II...................................................................................................................11
ITEM 5. Market for Common Equity and Related Stockholder Matters..........................................................11
ITEM 6. Management's Discussion and Analysis or Plan of Operation.........................................................13
ITEM 7. Financial Statements..............................................................................................18
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................39
PART III..................................................................................................................40
ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act..40
ITEM 10. Executive Compensation...........................................................................................40
ITEM 11. Security Ownership of Certain Beneficial Owners and Management...................................................40
ITEM 12. Certain Relationships and Related Transactions...................................................................40
ITEM 13. Exhibits and Reports on Form 8-K.................................................................................40

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         The Company was incorporated under the laws of the Province of Alberta, Canada, in July 1993, under the name "575035 Alberta Ltd." The Company changed its name to HealthCare Capital Corp. in October 1994, when it acquired nine hearing care centers in British Columbia. The Company did not begin operating in the United States until it purchased two hearing care centers near Santa Maria, California, in July 1996. By vote of the shareholders, the Company changed its name from HealthCare Capital Corp. to Sonus Corp. in February 1998, and changed its jurisdiction of incorporation from Alberta, Canada, to Yukon Territory, Canada, in December 1998. The Company, through its subsidiaries Sonus-USA, Inc. ("Sonus-USA"), Sonus-Texas, Inc. ("Sonus-Texas"), and Sonus-Canada Ltd. ("Sonus-Canada"), currently owns and operates 99 hearing care centers in the United States and Western Canada. Centers owned by the Company are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, Oregon, Texas, and Washington and in the Canadian provinces of British Columbia and Alberta. The Company intends to expand its network of hearing care centers by acquiring centers in its existing as well as new geographic markets.

         Each of the Company's hearing care centers provides its hearing impaired patients with a full range of audiological products and services. During the fiscal year ended July 31, 1999, approximately 86% of the Company's revenues were derived from product sales, including hearing instruments, batteries, and accessories, 10% were derived from audiological services, and 4% were from other sources.

Substantially all of the Company's hearing care centers are staffed with audiologists. The Company's operating strategy is to provide patients with high quality and cost-effective hearing care while at the same time increasing its operating margins by attracting and retaining patients, recruiting qualified and productive audiologists and hearing instrument dispensers, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts. The Company believes that it is well positioned to provide retail hearing rehabilitative services to consumers while simultaneously serving the diagnostic needs of referring physicians and meeting the access and cost concerns of managed care providers and insurance companies.

         The Company, through its subsidiary Hear PO Corp., also operates as an independent provider association and hearing care benefit administrator. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,100 affiliated audiologists, sells Hear PO brand private label hearing instruments, and operates as a buying group for its affiliated audiologists.

         The Company, through Sonus-USA, operates a franchise licensing program called The Sonus Network. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. There are currently 64 licensees under the licensing program with 116 locations in 20 states.

         In August 1999, the Company launched its e-commerce program through its internet site at www.sonus.com. Products that can be purchased through www.sonus.com include gift certificates, hearing instrument batteries, assistive listening devices, hearing protection items, educational materials, and audiology equipment, supplies and accessories. Audiologists and hearing instrument dispensers can also purchase hearing instruments for resale to their patients. The Company believes that e-commerce poses substantial opportunities for revenue growth and intends to continue to devote resources to enhancing its web site and increasing product availability and differentiation.

INDUSTRY BACKGROUND

Professionals and Centers. Hearing instruments may be dispensed by either a dispensing audiologist or a hearing instrument specialist ("HIS"). Although both audiologists and HISs may be licensed to dispense hearing instruments, audiologists have advanced training in audiology and hold either a masters or Ph.D. degree.

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

         Notwithstanding the factors favoring consolidation of hearing care practices, there are currently only a few multiple center networks operating in more than one state or province in the United States or Canada with combined annual revenues in excess of $5 million.

Hearing Impaired Population. According to the 1996 edition of Communication Facts, published by the American Speech-Language Hearing Association, the number of persons in the United States who have hearing loss is estimated to be approximately 28 million and the percentage of individuals with a hearing loss relative to the general population is approximately 2% for those under 18 years of age, 5% for those between 18 and 44 years of age, 14% for those between 45 and 64 years of age, 23% for those between 65 and 74 years of age, and 32% for those over 75 years of age. In addition, the American Tinnitus Association estimates that approximately 12 million American adults have tinnitus (a ringing sensation in the ears) that is severe enough to seek medical help.

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

         industrial and preventative audiological services, including noise level measurements, dosimetry, and hearing screenings; and

         otolaryngologic   services,   including   surgery  and  other   medical
         treatment.

         The Company's centers primarily provide hearing rehabilitation services. The Company has two facilities, one located in Calgary, Alberta, and the other in Orange County, California, that provide advanced audio-diagnostic services and one center located in San Diego, California, that provides evaluation and treatment for patients with tinnitus. The Company also operates the Sonus Hearing Institute, a state-of-the art hearing healthcare research and training facility, adjacent to the Company's corporate offices in Portland, Oregon.

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

GROWTH STRATEGY

         The Company's growth strategy involves expanding its operations by selectively acquiring hearing centers located in existing as well as new geographic markets and by increasing the number of licensees under the Company's franchise licensing program. The Company believes that the fragmented nature of the hearing care industry, the absence of industry-wide standards, and the inexperience and limited capital resources of many hearing care providers, combine to provide an opportunity to build an expanding network of Company-owned and licensed hearing care centers devoted to providing high-quality hearing health care services.

         The Company works to expand its network of Company-owned centers in each new market by initially targeting for acquisition a significant hearing care practice in order to secure a solid foundation upon which to build a regional network of audiology practices. The Company then seeks to acquire additional individual or group practices in order to realize economies of scale in management, marketing, and administration, in hopes that its initial purchase in the region will attract other practitioners interested in selling their businesses. Due to the contacts of management with audiologists in the industry, the Company is frequently presented with opportunities to acquire hearing care centers. From August 1, 1996, to September 30, 1999, the Company acquired 108 centers, all located in the United States.

         The Company looks at the following factors before acquiring centers in a particular geographic market: (a) population size and distribution; (b) audiology practice density, saturation and average group size; (c) local competitors; (d) level of managed care penetration; and (e) local industry and economy. In acquiring particular centers within a geographic market, the Company seeks centers with the following characteristics: (a) an established patient base drawing from a substantial metropolitan population; (b) significant revenue and profitability prior to acquisition; and (c) above-average potential to enhance center profitability after acquisition.

         Prior to acquiring a hearing care center, the Company conducts a due diligence investigation of the center's operations that includes an analytical review of the center's financial statements, tax returns, and other operating data, a review of patient files on a random sample basis, a review of credit reports, contracts, bank deposits, and other documents and information that the Company deems significant, and the preparation of financial projections. Based on the information collected and analyzed during the due diligence review, the Company determines an appropriate purchase price for the acquisition.

         The Company generally uses cash, promissory notes, assumption of debt, or a combination of the foregoing to fund acquisitions. The amount paid for each practice varies on a case-by-case basis according to historical revenues, projected earnings after integration into the Company, and transaction structure. In connection with each acquisition, the Company acquires substantially all of the assets of the practice, including its audiological equipment and supplies, office lease and improvements, and patient files. At the time a practice is acquired, the audiologists and hearing instrument dispensers associated with the practice typically become employees of the Company.

         There can be no assurance that the Company will be able to continue to complete acquisitions consistent with its expansion plans, that such future acquisitions will be on terms favorable to the Company, or that the Company will be able to successfully integrate the hearing care centers that it acquires into its business. Successful integration is dependent upon maintaining payor and customer relationships and converting the management information systems of the centers the Company acquires to the Company's systems. Significant expansion could place excessive strain on the Company's managerial and other resources and could necessitate the hiring of additional managerial and administrative personnel. Unforeseen problems with future acquisitions or failure to manage expansion effectively may have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

Attracting and Retaining Patients. The Company seeks to attract new patients and retain existing patients at each center by providing patients with friendly, comprehensive, and cost-effective hearing care at convenient times and locations. In addition, by educating patients about hearing health issues and by providing quality service during office visits and consistent patient follow-up and support, the Company hopes to foster patient loyalty and increase the likelihood of obtaining referrals and repeat visits for examinations and product purchases.

Recruiting Qualified and Productive Audiologists. Audiologists employed by the Company are primarily responsible for center profitability as well as for attracting and retaining customers. The Company seeks to employ audiologists who share the Company's goal of delivering high-quality hearing care service and who are also dedicated to expanding and enhancing their practices. The Company has developed an intensive four-week in-house training course called the Greenhouse Program(R) for its audiologists that focuses on clinical audiology skills as well as private practice business management. The Company believes that the Greenhouse Program(R) can significantly increase employee performance and improve customer service. The Company also believes that it can offer significant benefits to private practice audiologists by providing assistance in administrative tasks associated with operating an audiology practice, thereby allowing them to focus on serving patients and increasing productivity.

Achieving Economies of Scale and Administrative Efficiencies. A key operating strategy of the Company is to achieve increased economies of scale and administrative efficiencies at each of its centers. When a center is acquired by the Company, it immediately has available to it terms and discounts with hearing instrument manufacturers that are generally more favorable than it could negotiate independently. In addition, the Company believes that by centralizing certain management and administrative functions such as marketing, billing, collections, human resources, risk management, payroll, and general accounting services, the profitability of a center can be improved by spreading the cost of such functions over a larger revenue base. The Company has developed an on-line management information system that links a substantial number of the Company's centers with the Company's corporate headquarters in order to provide management with the ability to collect and analyze center data, control overhead expenses, allow detailed budgeting at the center level, and permit effective resource management. All of the Company's centers are expected to be on-line by May 2000.

Pursue Large Group and Managed Care Contracts. Although the Company intends to continue to aggressively pursue private-payor business because it is presently more pervasive and profitable than managed care business, the Company believes that by providing comprehensive geographic coverage in a particular market through its Company-owned centers and through its licensees, it will be well positioned to offer services to group hearing care plans in that market. Managed care arrangements typically shift some of the economic risk of providing patient care from the person who pays for the care to the provider of the care by capping fees, requiring reduced fees, or paying a set fee per patient irrespective of the amount of care delivered. With respect to hearing care, such limits could result in reduced payments for services or restrictions on the types of services for which reimbursement is available or the frequency of replacements or upgrades of equipment. At the present time, managed care penetration of the hearing care market is limited. However, if managed care begins to play a larger role in hearing care, the Company plans to develop information systems to improve productivity, manage complex reimbursement methodologies, measure patient satisfaction and outcomes of care, and integrate information from multiple sources.

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

CENTER STAFFING AND FACILITIES

         Typically, each Company-owned hearing center is staffed with at least one audiologist and one patient care coordinator, who handles scheduling and clerical functions. Where volume warrants, a center may also be staffed with additional audiologists, hearing instrument dispensers, and patient care coordinators. An audiologist employed by the Company has a masters or Ph.D. degree in audiology. The audiologist is licensed by the appropriate state or province to dispense hearing instruments and is a member of the American Speech-Language Hearing Association or the Canadian Association of Speech/Language Pathologists and Audiologists.

         Each of the Company's hearing centers operates in leased space that ranges in size from 800 to 3,000 square feet depending on patient volume and the extent of services provided by the center. Centers generally have a reception seating area, a reception work and filing area, an office for the audiologist or hearing instrument dispenser, a laboratory for hearing instrument repairs and modifications, a technology demonstration room and an evaluation room. A properly equipped office offering only hearing rehabilitation services requires equipment that costs $50,000 to $75,000. The cost of equipment for a center offering advanced audio-diagnostic services is much greater and ranges from $225,000 to $250,000.

PRODUCTS AND SUPPLIERS

         The hearing instrument manufacturing industry is highly competitive with approximately 40 manufacturers serving the worldwide market. Few manufacturers offer significant product differentiation. The Company currently purchases a large percentage of its hearing instruments from six primary manufacturers based upon criteria that include quality, price, and service. The Company recently began offering a line of private-label hearing instruments that is being marketed as the Sonus Digital Hearing System. In addition to hearing instruments, the Company's centers also offer a limited selection of other assistive listening devices and hearing instrument accessories.

MARKETING

         The Company's marketing program is designed to help its hearing care centers retain existing patients and expand the services they receive, attract new patients, and develop contracts to serve large groups of patients.

         The Company believes that patient satisfaction is the key to retaining and expanding services to existing patients. The Company also believes that delivering comfortable, high quality hearing care at times and locations that are convenient for the patient will motivate patients to return to the Company's centers for their future hearing care needs. Educating patients about hearing health, prescribing only necessary hearing enhancing products, ensuring that each patient leaves a center with a future visit already scheduled, and maintaining consistent patient follow-up and support are key elements of the Company's plan to build patient loyalty and patronage.

         After a patient has obtained a hearing instrument, ongoing revenues are generated from battery purchases and routine maintenance of the instruments. The Company believes that repeat revenues are attributable to the length of time that a center has been established and the effectiveness of its patient retention programs.

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

COMPETITION

         The hearing care industry in the United States and Canada is highly fragmented and intensely competitive. Many of the Company's competitors are small retailers that focus primarily on the sale of hearing instruments. However, the Company also competes with other networks of hearing care centers and with large distributors of hearing instruments such as Dahlberg, Inc, a hearing instrument manufacturer that distributes its products through a national network of over 1,000 franchised and company-owned stores (Miracle-Ear), and Beltone Electronics Corp., a hearing instrument manufacturer that distributes its products primarily through its nationwide network of approximately 600 franchised dealers. These competitors are in many cases better known and owned by companies having far greater financial and other resources than the Company. There can be no assurance that one or more of these competitors will not seek to compete directly in the markets targeted by the Company, nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by other companies or through the establishment of co-operatives, alliances, confederations or the like.

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

         Most states in the United States and many provinces in Canada have established formal licensing procedures that require the certification of audiologists and/or HISs. Although the extent of regulation varies by jurisdiction, almost all states and provinces engage in some degree of oversight of the industry. The Company operates its hearing care centers through its wholly owned subsidiaries, Sonus-USA, Sonus-Texas, and Sonus-Canada. These subsidiary corporations employ licensed audiologists and HISs who offer and perform audiology services and dispense hearing instruments on behalf of the Company.

         In certain states in the United States, business corporations such as Sonus-USA may not be authorized to employ audiologists and offer audiology services. For example, in California, where the Company operates a number of centers, although the performance of audiology services by professional corporations owned solely by licensed audiologists is expressly authorized under California law, it is unclear whether general business corporations such as Sonus-USA may employ licensed audiologists to perform audiology services. However, the California Department of Consumer Affairs has indicated by memorandum that speech-language pathologists, which are regulated under statutes and regulations similar to those governing audiologists, may practice in a general business corporation and that a general business corporation may provide speech-language pathology services through licensed speech pathologists. In Illinois, where the Company also operates a number of centers, it is also unclear whether general business corporations may employ licensed audiologists to perform audiology services. Under Illinois law, only professional corporations and individuals are authorized to obtain licenses to practice audiology.

         The laws and regulations governing the practice of audiology are enforced by regulatory agencies with broad discretion. If the Company were found to be in violation of such laws and regulations in one or more states, the consequences could include the imposition of fines and penalties upon the Company and its audiologists as well as the issuance of orders prohibiting the Company from operating its centers under its present structure. In that event, among the solutions the Company might consider would be the restructuring of all or a portion of its operations in a manner similar to that used by certain medical and dental center networks. Under such a structure, professional corporations owned by licensed audiologists would contract with the Company to perform professional services and the Company would contract with the professional corporations to provide management services.

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

         A portion of the revenues of the hearing care centers operated by the Company comes from Medicare and Medicaid programs. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a Medicare or Medicaid patient,
(ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease or order of any item or service reimbursable under Medicare or Medicaid. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

         Because of its franchise licensing program, The Sonus Network, the Company is subject to state and federal regulation of franchising. Much of this regulation involves providing detailed disclosure to a prospective franchisee and periodic registration by the franchisor with state administrative agencies. Additionally, some states have enacted, and others have considered, legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company believes that it has complied with all applicable franchise laws and regulations.

PRODUCT AND PROFESSIONAL LIABILITY; PRODUCT RETURNS

         In the ordinary course of its business, the Company may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance against such claims at a level that the Company believes is adequate. A customer may return a hearing instrument to the Company and obtain a full refund up to 60 days (75 days for certain models) after the date of purchase. In general, the Company can return hearing instruments returned by customers within the return period allowed by the Company to the manufacturer for a full refund. The Company maintains an accrual based on estimated returns to account for returns that cannot be passed through to the manufacturers and must be absorbed by the Company.

EMPLOYEES

         At October 1, 1999, the Company had 269 full-time and 89 part-time employees, of which 100 are audiologists or hearing instrument dispensers practicing full time and 24 are practicing part-time. None of the Company's employees are represented by a labor union. Management believes it maintains good relationships with its employees.

SERVICE AND ENFORCEMENT OF LEGAL PROCESS

         The Company is incorporated under the laws of Yukon Territory, Canada. Two of the Company's directors are residents of Canada and all or a portion of the assets of such persons and of the Company are located outside of the United States. As a result, it may be difficult for holders of the Company's securities to effect service within the United States upon those directors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon the civil liability provisions of the United States federal securities laws to the extent such judgments exceed such person's United States assets. There is doubt as to the enforceability in Canada against the Company or against any of its directors who are not residents of the United States, in original actions or in actions for enforcement of judgments of United States courts, of liabilities predicated solely upon United States federal securities laws. The Company's agent for service of process in the United States is MN Service Corp. (Oregon), 111 S.W. Fifth Avenue, Suite 3500, Portland, Oregon 97204, telephone (503) 224-5858.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located in approximately 12,400 square feet of leased office space in downtown Portland, Oregon. The lease expires on September 30, 2004 and provides for an annual base rent of $235,200 until October 1, 2003, when the annual base rent increases to $273,060. Each of the Company's hearing centers operates in leased space that ranges in size from 800 to 3,000 square feet. Approximately 65 percent of the locations are leased for one to eight-year terms pursuant to generally non-cancelable leases (with renewal options in some cases) with the remaining locations leased on a month-to month basis. The aggregate committed rental expense as of July 31, 1999, for the subsequent five-year period is approximately $5.7 million.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON SHARES

         The Company's common shares ("Common Shares") were traded on The Alberta Stock Exchange until February 10, 1998, at which time they began trading on the American Stock Exchange. The following table sets forth the reported high and low sales prices in Canadian and United States dollars for the Common Shares for the periods indicated:

FISCAL YEAR                           PERIOD                           HIGH       LOW        HIGH        LOW
                                                                        CANADIAN $(2)       UNITED STATES $(1)
1998................................. First Quarter                     10.75     7.75         7.75      5.60
                                      Second Quarter                    13.00     8.50         9.05      6.00
                                      Third Quarter                     13.64    10.84         9.50      7.63
                                      Fourth Quarter                    14.36     9.15         9.50      6.25

1999................................. First Quarter                    14.966    6.945        9.875     4.500
                                      Second Quarter                    8.237    4.899        5.375     3.188
                                      Third Quarter                     8.588    6.165        5.750     4.125
                                      Fourth Quarter                    7.180    5.894        4.938     4.000


-----------

(1) For reported prices prior to February 10, 1998, the high and low sales prices were converted to United States dollars as of the date of sale.
(2) For reported prices after February 10, 1998, the high and low sales prices were converted to Canadian dollars as of the date of sale.

HOLDERS AND DIVIDENDS

         As of  October  1,  1999,  there  were 56  holders  of record of Common
Shares.

         For as long as Warburg, Pincus Ventures, L.P., beneficially owns at least 666,666 Series A Convertible Preferred Shares or Series B Convertible Preferred Shares or the Common Shares into which such preferred shares are convertible, the Company may not, without such holder's consent, pay any dividend or distribution on its Common Shares.

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

         Following is a summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (the "Tax Act") and the regulations thereunder generally applicable to a holder of Common Shares who, for purposes of the Tax Act, holds such shares as capital property and deals at arm's length with the Company. Generally, Common Shares will be considered to be capital property to a holder provided the holder does not hold the Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure in the nature of trade. Special rules apply to non-resident insurers that carry on an insurance business in Canada and elsewhere.

         This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals to amend the Tax Act that have been publicly announced prior to the date hereof (the "Proposed Amendments") and the Company's understanding of the current published administrative and assessing policies and practices of Revenue Canada, Customs, Excise and Taxation ("Revenue Canada"). For the purposes of this summary, it has been assumed that the Tax Act will be amended as proposed, although no assurance can be given in this regard. This summary is not exhaustive of all possible federal income tax consequences and, except for the Proposed Amendments, does not anticipate any changes in the law, whether by legislative, governmental or judicial decision or action, nor does it take into account provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein. This summary is not applicable to holders who are "specified financial institutions" for purposes of the Tax Act, a holder that is a "financial institution" as defined in the Tax Act for purposes of the mark-to-market rules, or to a holder of an interest which would be a "tax shelter investment" as defined in the Tax Act.

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

         Non-residents whose shares constitute "taxable Canadian property" will be subject to taxation in respect of a disposition or deemed disposition of Common Shares on the same basis as Canadian residents unless otherwise exempted by an applicable tax convention between Canada and the country of residence of the holder.

         Pursuant to the Canada-United States Income Tax Convention, 1980 (the "Convention"), shareholders of the Company that are residents in the United States for the purposes of the Convention and whose shares might otherwise be "taxable Canadian property" may be exempt from Canadian taxation in respect of any gains on the disposition of the Common Shares, provided the principal value of the Company is not derived from real property located in Canada at the time of disposition.

         Non-resident holders who might hold their Common Shares as "taxable Canadian property" should consult their own tax advisers with respect to the income tax consequences of a disposition of their Common Shares.

         Non-resident holders whose shares are repurchased by the Company, except in respect of certain purchases made by the Company in the open market, will be deemed to have received the payment of a dividend by the Company in an amount equal to the excess paid over the paid-up capital of the Common Shares so purchased. Such deemed dividend will be excluded from the holder's proceeds of disposition of the Common Shares for the purposes of computing any capital gain or loss but will be subject to Canadian non-resident withholding tax in the manner described below under "Dividends."

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

SALES OF UNREGISTERED SECURITIES DURING FISCAL 1999

         There were no securities of the Company issued without registration under the Securities Act of 1933 during the fiscal year ended July 31, 1999, except as previously reported in the Company's quarterly reports on Form 10-QSB filed during the fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



OVERVIEW

         During the fiscal year ended July 31, 1999, the Company achieved significant growth in revenues, primarily due to the acquisition and operation of additional hearing care centers. For the fiscal year ended July 31, 1999, the Company generated total revenues of $33.8 million, an increase of 51% over fiscal 1998. For the fiscal year ended July 31, 1999, the Company incurred a net loss of $4.9 million, compared to a net loss of $4.6 million for the 1998 fiscal year. As of July 31, 1999, the Company's accumulated deficit was $11.6 million and its total shareholders' equity was $18.8 million.

ACQUISITIONS

         During the fiscal year ended July 31, 1999, the Company acquired 31 hearing care centers in 17 transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $1,704,000, promissory notes issued by the Company of $1,749,000 generally payable over three years, and $900,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $95,000 in accounts receivable, $90,000 in inventory, $457,000 in property and equipment, $20,000 in other assets, and $3,700,000 in goodwill, which included costs related to acquisitions. The Company also recorded $299,000 for covenants not to compete, of which $79,000 was paid in cash at the time of closing, with the balance payable over three years.

         The 31 hearing care businesses acquired by the Company during the fiscal year ended July 31, 1999, have combined historical revenues for their immediately preceding fiscal years of approximately $8.6 million. The Company expects these centers to contribute to the Company's future revenues consistent with their historical revenues, as well as to have a positive effect on cash flows and liquidity.

         As of July 31, 1999, the Company had recorded $19,774,000 in goodwill and $2,226,000 in covenants not to compete. The amortization of the unamortized balance totaling $19,768,000 at July 31, 1999, which represented approximately 63% of the Company's total assets, will result in an annual non-cash charge to earnings of approximately $948,000 in each of the next 20 years. If all of the employees with covenants not to compete referred to above were to leave the Company, an additional non-cash charge to earnings of approximately $677,000 in each of the current and next two fiscal years would also be incurred.

RESULTS OF OPERATIONS

Year Ended July 31, 1999, Compared to Year Ended July 31, 1998

         Revenues. Total revenues for the fiscal year ended July 31, 1999, were $33,759,000, representing a 51% increase over revenues of $22,368,000 for the prior fiscal year. The increase was primarily due to the 31 businesses acquired during fiscal 1999. Revenue was also favorably impacted by an increase of 5% in comparable center revenue in fiscal 1999. Comparable centers are those centers that have been open at least 24 months. Product sales revenues were $29,044,000 for the 1999 fiscal year, up 55% from the $18,792,000 for fiscal 1998.
Audiological service revenues increased from $3,311,000, or 15% of total revenues, in fiscal 1998, to $3,392,000, or 10% of total revenues, for the 1999 fiscal year.

         Gross Profit on Product Sales. Product gross profit for the fiscal year ended July 31, 1999, was $18,278,000 compared to $11,080,000 for the prior fiscal year. Gross profit percentage on product sales increased to 63% for fiscal 1999 from 59% for fiscal 1998. The increase in gross profit percentage on product sales was primarily attributable to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, better price management and a new tiered pricing strategy based on levels of technology.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 53% for the fiscal year ended July 31, 1999, compared to 55% for the fiscal year ended July 31, 1998. The percentage decrease was due to the Company's ability to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the fiscal year ended July 31, 1999, were $17,795,000, representing an increase of 45% over clinical expenses of $12,297,000 for the prior fiscal year. This increase was primarily due to clinical expenses associated with the 31 additional businesses that were acquired by the Company during the fiscal year ended July 31, 1999. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the center level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased to 22% for the fiscal year ended July 31, 1999, versus 26% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as an administrative restructuring and cost-cutting program implemented by the Company in fiscal 1999. General and administrative expenses in dollar terms increased 29% from $5,896,000 for the fiscal year ended July 31, 1998, to $7,583,000 for the fiscal year ended July 31, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended July 31, 1999, was $2,450,000, an increase of 80% over the depreciation and amortization expense of $1,361,000 for the prior fiscal year. The increase resulted from the depreciation of property and equipment and amortization of goodwill and covenants not to compete associated with the 31 additional businesses acquired by the Company during the fiscal year ended July 31, 1999, as well as from depreciation and amortization associated with businesses acquired in the second half of fiscal 1998.

         Interest Income and Expense. Interest income for the fiscal year ended July 31, 1999, decreased to $261,000 from $452,000 for the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company. Interest expense for the fiscal year ended July 31, 1999, was $300,000 compared to $149,000 for the fiscal year ended July 31, 1998, due to higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. For the fiscal year ended July 31, 1999, the Company had a net loss of $4,884,000 compared to a net loss of $4,594,000 for the fiscal year ended July 31, 1998. The Company's loss from operations before depreciation and amortization for fiscal 1999 was $2,385,000 compared to an operating loss before depreciation and amortization of $3,537,000 for fiscal 1998.

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

         Clinical Expenses. Clinical expenses for the fiscal year ended July 31, 1998, were $12,297,000, representing an increase of 105% over clinical expenses of $5,985,000 for the prior fiscal year. This increase was primarily due to clinical expenses associated with the 34 additional businesses that were owned by the Company during the fiscal year ended July 31, 1998, but not owned during the prior fiscal year, and increased marketing expenses designed to increase brand awareness of the Company within the hearing health industry.

         General and Administrative Expenses. General and administrative expenses increased 73% from $3,410,000 for the fiscal year ended July 31, 1997, to $5,896,000 for the fiscal year ended July 31, 1998, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization, as well as one-time expenses incurred in connection with the implementation of the Company's franchise and branding programs, consulting and professional fees, and inventory revaluations. As a percentage of revenues, general and administrative expenses rose to 26% for the fiscal year ended July 31, 1998, versus 25% for the prior fiscal year.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended July 31, 1998, was $1,361,000, an increase of 72% over the depreciation and amortization expense of $790,000 for the prior fiscal year. The increase resulted from the depreciation of property and equipment and amortization of goodwill and covenants not to compete associated with the 34 additional businesses operated by the Company during the fiscal year ended July 31, 1998.

         Interest Income and Expense. Interest income for the fiscal year ended July 31, 1998, increased to $452,000 from $76,000 for the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company as a result of a sale of preferred shares in December 1997 and the exercise of warrants to purchase Common Shares in February 1998. Interest expense for the fiscal year ended July 31, 1998, was $149,000 compared to $47,000 for the fiscal year ended July 31, 1997, due to higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. For the fiscal year ended July 31, 1998, the Company had a net loss of $4,594,000 compared to a net loss of $1,701,000 for the fiscal year ended July 31, 1997. The Company's loss from operations before depreciation and amortization for fiscal 1998 was $3,537,000 compared to a loss of $943,000 for fiscal 1997.

LIQUIDITY AND CASH RESERVES

         For the fiscal year ended July 31, 1999, net cash used in operating activities was $2,281,000 compared to $2,203,000 for fiscal 1998 and $606,000 for fiscal 1997. Net cash provided by investing activities was $878,000 in fiscal 1999 compared to net cash used in investing activities of $11,786,000 in fiscal 1998 and $4,021,000 in fiscal 1997. The Company sold short-term investments to fund acquisitions and provide working capital during fiscal 1999 in contrast to its purchase of short-term investments in fiscal 1998 and fiscal 1997 following the sale of preferred shares in the second quarter and the sale of common shares and warrants in fiscal 1997. Net cash provided by financing activities was $5,742,000 in fiscal 1997 and $15,817,000 in fiscal 1998 compared to net cash used in financing activities of $821,000 in fiscal 1999. The change was primarily the result of funds provided by the sale of common shares and warrants in fiscal 1997 and the sale of preferred shares in fiscal 1998.

         On October 1, 1999, the Company issued 2,500,000 Series B Convertible Preferred Shares in a private placement for $10,000,000 in cash. As a result, the Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations over the next 12 months. Thereafter, the Company anticipates that additional funding will be needed to fund the Company's strategy of acquiring additional hearing care centers. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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

         With respect to its information technology ("IT") systems, the Company believes that the computer hardware and system software of its IBM AS/400 computer, on which its patient management system and accounting system operate, are Year 2000 compliant. Unrelated to Year 2000 issues, the Company is continuing its development of a new patient management system. Initially, the Company's hearing care centers and its subsidiary Hear PO Corp. will use the software. However, in the future the Company may license the software to its Sonus Network franchise licensees and others. The development contractor for the software has represented that it will meet Year 2000 standards. Implementation of the new software is expected to begin in November 1999. The Company installed a new release of its accounting and financial reporting software in March 1999, which the vendor represents is Year 2000 compliant. The Company has surveyed all of its servers, personal computers, and network hardware to determine compliance with Year 2000 standards and is in the process of replacing all equipment that was found to be deficient. The Company estimates that the replacement of this equipment will be completed before December 31, 1999, and that the cost of replacement will be less than $50,000.

         The Company has reviewed its non-IT systems (primarily voice communications) for Year 2000 compliance and has replaced those systems that were found to be non-compliant. The Company's cost to replace the non-IT systems that were non-compliant with Year 2000 standards was less than $50,000.

         The Company also faces the risk that vendors from which the Company purchases goods and services, such as hearing instrument manufacturers, utility providers, the banks that maintain the Company's depository accounts and process its credit card transactions, and the Company's payroll processor, may have systems that are not Year 2000 compliant. Significant disruptions in the operations of its vendors may have a material adverse effect on the Company. The Company is continuing to monitor the progress of its major vendors in achieving Year 2000 compliance. However, the Company presently does not anticipate the occurrence of major interruptions in its business due to Year 2000 issues.

         The Company has not established a contingency plan to address potential Year 2000 noncompliance with respect to the Company's systems or those of its major vendors and is considering the extent to which such a plan is necessary. Due to the Company's dependence on systems outside its control, such as telecommunications, transportation, and power supplies, there can be no assurance that the Company will not face unexpected problems associated with the Year 2000 problem that may affect its operations, business, and financial condition.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not hold any derivative instruments, SFAS No. 133 is not expected to have an impact on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires that costs of start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Although the Company has not fully determined its complete impact, the Company does not foresee any material change due to adoption of SOP 98-5 on its financial statements.

ITEM 7. FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
SONUS CORP.:


We have audited the accompanying consolidated balance sheets of Sonus Corp. and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Corp. and subsidiaries as of July 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999 in conformity with generally accepted accounting principles.


                                KPMG LLP



Portland, Oregon
October 25, 1999

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    July 31,
                                                                           ----------------------------
                                                                             1999                1998
                                                                           --------            --------

                                     ASSETS

Current assets:
     Cash and cash equivalents                                             $    498            $  2,720
     Short-term investments, available for sale                                 ---               6,408
     Accounts receivable, net of allowance for doubtful
       accounts of $907 and $684, respectively                                3,666               3,339
     Other receivables                                                          346                 515
     Inventory                                                                  499                 967
     Prepaid expenses                                                           340                 270
                                                                           --------            --------
              Total current assets                                            5,349              14,219

Property and equipment, net                                                   6,208               3,607
Other assets                                                                     60                 151
Goodwill and covenants not to compete, net                                   19,768              16,152
                                                                           --------            ---------
                                                                           $ 31,385            $ 34,129
                                                                           ========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Bank loan                                                             $    ---            $     46
     Note payable-related party                                                 500                 ---
     Accounts payable                                                         3,727               2,879
     Accrued payroll                                                          1,223               1,110
     Other accrued liabilities                                                1,317               2,595
     Convertible notes payable                                                  931                 ---
     Capital lease obligation, current portion                                  129                 120
     Long-term debt, current portion                                          2,150               1,160
                                                                           --------            --------
              Total current liabilities                                       9,977               7,910

Convertible notes payable                                                       ---               1,170
Capital lease obligation, less current portion                                   96                 223
Long-term debt, less current portion                                          2,497               1,733
                                                                           --------            --------
              Total liabilities                                              12,570              11,036
                                                                           --------            --------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 shares authorized,
          issued, and outstanding (liquidation preference of $18,000)        15,701              15,701
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,109,026 and 6,079,908
          shares, respectively, issued and outstanding                       14,976              14,615
     Notes receivable from shareholders                                         (93)               (283)
     Accumulated deficit                                                    (11,595)             (6,711)
     Accumulated other comprehensive loss                                      (174)               (229)
                                                                           --------            --------
              Total shareholders' equity                                     18,815              23,093
                                                                           --------            --------
                                                                           $ 31,385            $ 34,129
                                                                           ========            ========

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       Years ended July 31,
                                                           -----------------------------------------------
                                                               1999               1998              1997
                                                           ----------         ----------        ----------

Revenues:
     Product                                               $   29,044         $   18,792        $   11,472
     Service                                                    3,392              3,311             1,943
     Other                                                      1,323                265                47
                                                           ----------         ----------        ----------
     Net revenues                                              33,759             22,368            13,462

Costs and expenses:
     Cost of products sold                                     10,766              7,712             5,010
     Clinical expenses                                         17,795             12,297             5,985
     General and administrative expenses                        7,583              5,896             3,410
     Depreciation and amortization                              2,450              1,361               790
                                                           ----------         ----------        ----------
     Total costs and expenses                                  38,594             27,266            15,195
                                                           ----------         ----------        ----------

Loss from operations                                           (4,835)            (4,898)           (1,733)


Other income (expense):
     Interest income                                              261                452                76
     Interest expense                                            (300)              (149)              (47)
     Other, net                                                   (10)                 1                 3
                                                           ----------         ----------        ----------
Net loss                                                   $   (4,884)        $   (4,594)       $   (1,701)
                                                           ==========         ==========        ==========

Net loss per common share:
     Basic and diluted                                     $    (0.80)        $    (0.89)       $    (0.42)

Weighted average common shares outstanding:
     Basic and diluted                                      6,090,379          5,160,399         4,009,876


          See accompanying notes to consolidated financial statements.

                                  SONUS CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          Preferred stock              Common stock
                                                      ------------------------    ------------------------
                                                        Shares        Amount        Shares        Amount
                                                      ----------    ----------    ----------    ----------
BALANCE AT JULY 31, 1996                                     ---           ---     3,565,549    $    1,925

  Net loss                                                   ---           ---           ---           ---
       Foreign currency translation adjustment               ---           ---           ---           ---
 Comprehensive loss                                          ---           ---           ---           ---

  Stock issued in connection
     with receipt of tax credit                              ---           ---        22,560            38
  Proceeds from exercise of stock options                    ---           ---       155,000           316
  Stock issued in connection with acquisitions               ---           ---       587,876         3,291
  Stock issued under private placement
     (net proceeds)                                          ---           ---     1,093,482         5,529
  Proceeds from exercise of warrants                         ---           ---         7,150            32
  Repurchase of common stock                                 ---           ---        (3,960)          (33)
                                                      ----------    ----------    ----------    ----------
BALANCE AT JULY 31, 1997                                     ---           ---     5,427,657    $   11,098

  Net loss                                                   ---           ---           ---           ---
       Foreign currency translation adjustment               ---           ---           ---           ---
 Comprehensive loss                                          ---           ---           ---           ---

  Stock issued upon conversion
      of convertible note                                    ---           ---        25,925           128
  Stock issued in connection with acquisition
      contingent upon satisfaction of
      certain conditions (Note 2)                            ---           ---        22,936           ---
  Repurchase of common stock                                 ---           ---        (3,000)          (25)
  Proceeds from exercise of stock options                    ---           ---        10,000             9
  Stock issued in connection with Series A
      convertible preferred stock, net of costs       13,333,333        15,701           ---           ---
  Proceeds from exercise of warrants                         ---           ---       373,998         1,957
  Proceeds from exercise of stock options                    ---           ---         2,400            18
  Advance on shareholder  note                               ---           ---           ---           ---
  Stock issued upon conversion
      of convertible notes                                   ---           ---       220,000         1,430
  Payment of cash in lieu of fractional shares               ---           ---            (8)          ---
                                                      ----------    ----------    ----------    ----------
BALANCE AT JULY 31, 1998                              13,333,333    $   15,701     6,079,908    $   14,615

  Net loss                                                   ---           ---           ---           ---
      Foreign currency translation adjustment                ---           ---           ---           ---
 Comprehensive loss                                          ---           ---           ---           ---

  Proceeds from exercise of warrants                         ---           ---        39,799           248
  Repurchase of common stock                                 ---           ---       (10,680)          (90)
  Repayment on shareholder notes                             ---           ---           ---           ---
  Payment of cash in lieu of fractional shares               ---           ---            (1)          ---
  Stock options granted to non-employees                     ---           ---           ---           203
                                                      ----------    ----------    ----------    ----------

BALANCE AT JULY 31, 1999                              13,333,333    $   15,701     6,109,026    $   14,976
                                                      ==========    ==========    ==========    ==========

                                                                                    Accumulated
                                                     Shareholder                        other                            Total
                                                        notes        Accumulated    comprehensive   Comprehensive    shareholders'
                                                      receivable       deficit      income (loss)    income (loss)      equity
                                                      ----------      ----------      ----------      ----------      ----------
BALANCE AT JULY 31, 1996                                     ---      $     (416)     $        3                      $    1,512

  Net loss                                                   ---          (1,701)            ---      $   (1,701)         (1,701)
       Foreign currency translation adjustment               ---             ---             (25)            (25)            (25)
                                                                                                      ----------
 Comprehensive loss                                          ---             ---             ---      $   (1,726)            ---
                                                                                                      ==========

  Stock issued in connection
     with receipt of tax credit                              ---             ---             ---                              38
  Proceeds from exercise of stock options                   (124)            ---             ---                             192
  Stock issued in connection with acquisitions               ---             ---             ---                           3,291
  Stock issued under private placement
     (net proceeds)                                          ---             ---             ---                           5,529
  Proceeds from exercise of warrants                         ---             ---             ---                              32
  Repurchase of common stock                                 ---             ---             ---                             (33)
                                                      ----------      ----------      ----------                      ----------
BALANCE AT JULY 31, 1997                              $     (124)     $   (2,117)     $      (22)                     $    8,835

  Net loss                                                   ---          (4,594)            ---      $   (4,594)         (4,594)
       Foreign currency translation adjustment               ---             ---            (207)           (207)           (207)
                                                                                                      ----------
 Comprehensive loss                                          ---             ---             ---      $   (4,801)            ---
                                                                                                      ==========

  Stock issued upon conversion
      of convertible note                                    ---             ---             ---                             128
  Stock issued in connection with acquisition
      contingent upon satisfaction of
      certain conditions (Note 2)                            ---             ---             ---                             ---
  Repurchase of common stock                                 ---             ---             ---                             (25)
  Proceeds from exercise of stock options                    ---             ---             ---                               9
  Stock issued in connection with Series A
      convertible preferred stock, net of costs              ---             ---             ---                          15,701
  Proceeds from exercise of warrants                         ---             ---             ---                           1,957
  Proceeds from exercise of stock options                    ---             ---             ---                              18
  Advance on shareholder  note                              (159)            ---             ---                            (159)
  Stock issued upon conversion
      of convertible notes                                   ---             ---             ---                           1,430
  Payment of cash in lieu of fractional shares               ---             ---             ---                             ---
                                                      ----------      ----------      ----------                      ----------
BALANCE AT JULY 31, 1998                              $     (283)     $   (6,711)     $     (229)                    $    23,093

  Net loss                                                   ---          (4,884)            ---      $   (4,884)         (4,884)
      Foreign currency translation adjustment                ---             ---              55              55              55
                                                                                                      ----------
 Comprehensive loss                                          ---             ---             ---      $   (4,829)            ---
                                                                                                      ==========

  Proceeds from exercise of warrants                         ---             ---             ---                             248
  Repurchase of common stock                                 ---             ---             ---                             (90)
  Repayment on shareholder notes                             190             ---             ---                             190
  Payment of cash in lieu of fractional shares               ---             ---             ---                             ---
  Stock options granted to non-employees                     ---             ---             ---                             203
                                                      ----------      ----------      ----------                      ----------
BALANCE AT JULY 31, 1999                              $      (93)     $  (11,595)     $     (174)                     $   18,815
                                                      ==========      ==========      ==========                      ==========

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         Years ended July 31,
                                                                              -----------------------------------------
                                                                                1999             1998             1997
                                                                              --------         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (4,884)        $ (4,594)       $ (1,701)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Bad debt expense                                                         389              412              47
          Depreciation and amortization                                          2,450            1,361             790
          Compensation cost for options granted to non-employees                   203              ---             ---
     Changes in operating assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                     (554)             (51)           (530)
          Other receivables                                                        172             (181)           (237)
          Inventory                                                                560             (405)            (61)
          Prepaid expenses                                                         (59)              24            (136)
          Accounts payable and accrued liabilities                                (558)           1,231           1,222
                                                                              --------         --------        --------
               Net cash used in operating activities                            (2,281)          (2,203)           (606)
                                                                              --------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (purchase) of short-term investments                               6,408           (6,408)            ---
     Purchase of property and equipment                                         (3,368)          (1,414)         (1,191)
     Additional costs related to acquisitions                                     (188)            (198)           (149)
     Deferred acquisition costs and other, net                                      88               (1)            177
     Net cash used in business acquisitions                                     (2,062)          (3,765)         (2,858)
                                                                              --------         --------        --------
               Net cash provided by (used in) investing activities                 878          (11,786)         (4,021)
                                                                              --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of long-term debt
          and capital lease obligations                                         (1,626)          (1,625)            (58)
     Deferred financing costs, net                                                   3              (20)             42
     Net advances (repayments) of bank loans and
          short-term notes payable                                                 454              (39)            ---
     Advances from (payments to) shareholders                                      190             (159)           (124)
     Issuance of common stock for cash, net of costs                               248            1,984           5,915
     Issuance of preferred stock for cash, net of costs                            ---           15,701             ---
     Acquisition of treasury stock                                                 (90)             (25)            (33)
                                                                              --------         --------        --------
               Net cash provided by (used in) financing activities                (821)          15,817           5,742
                                                                              --------         --------        --------

Net change in cash and cash equivalents                                         (2,224)           1,828           1,115

Effect on cash and cash equivalents of changes
     in foreign translation rate                                                     2             (207)            (27)

Cash and cash equivalents, beginning of year                                     2,720            1,099              11
                                                                              --------         --------        --------
Cash and cash equivalents, end of year                                        $    498         $  2,720        $  1,099
                                                                              ========         ========        ========
Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the year                                               $    218         $    149        $     47
  Non-cash financing activities:
     Issuance and assumption of debt in acquisitions                          $  2,611         $  1,781        $    676
     Issuance of convertible notes in acquisitions                                 ---              ---           2,600
     Issuance of common stock in acquisitions                                      ---              ---           3,291
     Issuance of debt for covenants not to compete with purchase
           price adjustments for acquisitions completed in fiscal year 1998        650              ---             ---
     Issuance of common stock upon conversion of convertible note                  ---            1,557             ---

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Company
         ----------------------

         Sonus Corp., a Yukon Territory, Canada corporation (the "Company"), through its primary operating subsidiaries, Sonus-Canada Ltd., a British Columbia, Canada corporation, Sonus-USA, Inc., a Washington corporation, and Sonus-Texas, Inc., an Oregon corporation, owns and operates 99 hearing care centers in the United States and Western Canada. The centers are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, Oregon, Texas, and Washington, and in the Canadian provinces of British Columbia and Alberta. Each of the Company's hearing care centers provides its hearing impaired patients with a full range of audiological products and services. The Company intends to expand its network of hearing care centers by acquiring centers in its existing, as well as new, geographic markets. The Company also operates a franchise licensing program called The Sonus Network. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. The Company, through its subsidiary Hear PO Corp., a New Mexico corporation, also operates as an independent provider association and hearing care benefit administrator. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,100 affiliated audiologists, sells Hear PO brand private label hearing instruments, and operates as a buying group for its affiliated audiologists.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the Company's wholly owned subsidiaries. All significant inter-company accounts have been eliminated. The functional currency of the Company's Canadian operations is the Canadian dollar while the functional currency of the Company's U.S. operations is the U.S. dollar. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", assets and liabilities recorded in Canadian dollars are remeasured at current rates in existence at the balance sheet date. Revenues and expenses are remeasured using the weighted average exchange rate for the period. Exchange gains and losses from remeasurement of assets and liabilities recorded in Canadian dollars are treated as unrealized gains and losses and reported as a separate component of shareholders' equity.

         Revenue Recognition
         -------------------

Revenues from the sale of hearing instrument products are recognized at the time of delivery. Revenues from the provision of hearing care diagnostic services are recognized at the time that such services are performed.

         Income Taxes
         ------------

         The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Cash and Cash Equivalents
         -------------------------

         Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less.

         Short-term Investments
         ----------------------

         Short-term investments consist of available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. At July 31, 1999, the Company had no short-term investments and therefore no unrealized holding gains or losses. At July 31, 1998, there were no unrealized holding gains or losses as the market value of the Company's available-for-sale securities approximated cost. Gross realized gains and losses on sales of available-for-sale securities for fiscal 1999, 1998, and 1997 were nominal. Realized gains and losses are computed by determining cost on a specific identification basis.

         At July 31, 1998, the Company's short-term investments consisted of the following debt securities which had maturities of less than six months and were carried at cost which approximated market (in thousands):

             Corporate Bonds                    $2,760

             Discount Commercial Paper           3,648
                                                ------
                                                $6,408
                                                ======

         Gross  proceeds  from  sales  and   maturities  of   available-for-sale
investments during fiscal 1999 and 1998 were $6,408,000 and $18,511,000, respectively.

         Inventory
         ---------

         Inventory primarily consists of hearing instruments, hearing instrument batteries, and assistive listening devices and is stated at the lower of cost (first in, first out) or net realizable value.

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

         Professional equipment                                   Seven years
         Office equipment                                         Five years
         Leasehold improvements                                   Five years
         Computer equipment and software                          Five years

         Property and equipment purchased under capitalized leases are amortized over the shorter of the lease term or their estimated useful lives and such depreciation is included with depreciation expense. On November 1, 1997, the Company changed the method by which it calculates depreciation on property and equipment to the straight-line method. Previously, professional equipment was depreciated using the 20% declining balance method and office and computer equipment and automobiles were depreciated using the 30% declining balance method. The Company also adopted a useful life of seven years for professional equipment and five years for office equipment. The cumulative effect of the changes adopted by the Company for the fiscal year ended July 31, 1998, was not significant.

         Advertising Expense
         -------------------

         The Company defers its advertising costs until the advertisement is actually run, at which time the full expense is recognized. Deferred advertising costs were $84,000 and $0 at July 31, 1999 and 1998, respectively. Advertising expense was $3,632,000, $2,786,000 and $786,000 for the years ended July 31, 1999, 1998, and 1997, respectively.

         Goodwill and Covenants Not to Compete
         -------------------------------------

         The unallocated purchase costs in excess of the net assets acquired (goodwill) is being amortized on the straight-line basis over twenty years. Non-compete agreements are amortized on the straight-line basis over the period benefited. Goodwill and covenants not to compete are as follows as of July 31:

         (in thousands)                                 1999              1998
                                                        ----              ----
         Goodwill                                     $19,774           $15,611

         Covenants not to compete                       2,226             1,578

         Less:  Accumulated amortization               (2,232)           (1,037)
                                                       ------            ------

                                                      $19,768           $16,152
                                                      =======           =======

         Amortization  charged  to  operations  was  $1,195,000,   $635,000  and
$364,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

         Deferred Acquisition and Financing Costs
         ----------------------------------------

         Costs related to the acquisition of centers are deferred and, upon successful completion of acquisitions, are allocated to the assets acquired and are subject to the accounting policies outlined above. Costs related to potential acquisitions that are unsuccessful are expensed in the periods in which it is determined that such acquisitions are unlikely to be consummated. Costs related to issuing shares are deferred and upon the issuance of the related shares, are applied to reduce the net proceeds of the issue.

         Impairment of Long-Lived Assets
         -------------------------------

         The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the carrying amount of the long-lived asset over its remaining live can be recovered through undiscounted projected future cash flows. The Company has not recognized any impairment losses during the years ended July 31, 1999, 1998, and 1997.

         Net Loss Per Share
         ------------------

         On August 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which provides that "basic net income (loss) per share" and "diluted net income (loss) per share" for all periods presented be computed using the weighted average number of common shares outstanding during the respective period, with diluted net income per share including the effect of potentially dilutive common shares. Common stock equivalents related to convertible debt, convertible preferred stock, stock options, and warrants are anti-dilutive and, therefore, not included in the 1999, 1998, and 1997 diluted net loss per share. Furthermore, there were no reconciling items to obtain net loss applicable to common shareholders from the Company's net loss for the years ended July 31, 1999, 1998, and 1997.

         Comprehensive Income (Loss)
         ---------------------------

         On August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of shareholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         Stock Based Compensation
         ------------------------

         The Company accounts for its stock plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock plans. As allowed by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", which prescribes an intrinsic value based method of accounting for stock plans covering employees and to provide the pro-forma disclosures of the effects of SFAS No. 123 on net income
(loss) and net income (loss) per share.

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

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, other receivables, trade payables, notes payable, and convertible notes payable approximate their fair value because of the short-term nature of these instruments. The carrying amount of the Company's long-term debt approximates fair value because the interest rates approximate the rates that management believes are currently available to the Company. The carrying amount of capital lease obligations approximates fair value.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
         -----------------

         Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE 2.  ACQUISITIONS

         During the fiscal year ended July 31, 1999, the Company acquired 31 hearing care centers in 17 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price (goodwill) is being amortized on a straight line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $1,704,000, promissory notes issued by the Company of $1,749,000 generally payable over three years, and $900,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $95,000 in accounts receivable, $90,000 in inventory, $457,000 in property and equipment, $20,000 in other assets, and $3,700,000 in goodwill, which included costs related to acquisitions. In addition to the purchase price for the acquisitions, the Company also recorded $299,000 for covenants not to compete, of which $79,000 was paid in cash at the time of closing, with the balance payable over three years.

         During the fiscal year ended July 31, 1998, the Company acquired 33 centers and one hearing care benefit administrator in 18 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price (goodwill) is being amortized on a straight line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $3,650,000, promissory notes issued by the Company of $1,781,000 generally payable over three years, and $3,072,000 in assumed liabilities. In addition, $1,405,000 will be paid and 22,936 Common Shares that have been issued but are being held by the Company will be released over a three-year period if certain annual net revenue targets are met. As a result of the acquisitions, the Company recorded approximately $1,186,000 in accounts receivable, $137,000 in inventory, $629,000 in property and equipment, $96,000 in other assets, and $6,455,000 in goodwill, which included costs related to acquisitions. In addition to the purchase price for the acquisitions, the Company also recorded $623,000 for covenants not to compete, of which $157,000 was paid in cash at the time of closing, with the balance payable over three years.

         The following unaudited pro forma financial information reflects the historical operations of the hearing care centers acquired by the Company during the fiscal year ended July 31, 1999 (the "Acquisitions"), from August 1, 1998, to the date of acquisition. Such financial information has been prepared for comparative purposes only and is not necessarily indicative of the Company's combined financial position or the results of operations that actually would have occurred if the Acquisitions had been consummated on August 1, 1997, for the fiscal year ended July 31, 1998, and August 1, 1998, for the fiscal year ended July 31, 1999. In addition, such information is not intended to be a projection of results of operations that may be obtained by the Company in the future.

                                                              FISCAL YEAR
        (in thousands,
        except per share amounts)                       1999               1998
                                                        ----               ----

        Net revenues                                  $37,756            $30,818

        Net loss                                      $ 4,688            $ 4,206

        Net loss per share (basic and diluted)        $  0.77            $  0.82


NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of July 31:

         (in thousands)                                1999              1998
                                                      ------            ------
         Professional equipment                       $2,154            $1,521
         Office equipment                                926               707
         Leasehold improvements                        1,030               760
         Computer equipment and software               4,689             2,012
                                                       -----             -----
                                                       8,799             5,000
         Less accumulated depreciation                (2,591)           (1,393)
                                                      ------            ------
                                                      $6,208            $3,607
                                                      ======            ======

NOTE 4.  CONVERTIBLE NOTES PAYABLE

         At July 31, 1998, the Company had outstanding non-interest bearing notes in the amount of $1,170,000 convertible at any time into 180,000 Common Shares at a rate of $6.50 per share. During the fiscal year ended July 31, 1999, $239,000 of the notes were paid, leaving a balance outstanding at July 31, 1999, of $931,000 (convertible into 143,000 Common Shares) that became due and payable on August 1, 1999.

NOTE 5.  CAPITAL LEASES

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 1999 (in thousands):

     2000......................................................    $142
     2001......................................................      99
                                                                   ----
     Total minimum lease payments..............................     241
     Less:  amount representing interest.......................     (16)
                                                                   ----
     Present value of minimum lease payments...................     225
     Less current portion......................................    (129)
                                                                   ----
                                                                   $ 96
                                                                   ====

Total assets under capitalized leases at July 31, 1999 and 1998, were $112,000 and $271,000, net of accumulated depreciation of $375,000 and $244,000, respectively.

NOTE 6.  LONG-TERM DEBT

         Long-term debt consists of the following as of July 31 (in thousands):

                                                                                            1999          1998
                                                                                            ----          ----

         Installment notes incurred in connection with  acquisitions  payable in monthly installments due from 2000 to 2003 with a weighted
         average interest rate of 7.2%, partially secured by purchased assets..........   $ 460          $ 322

         Installment notes incurred in connection with  acquisitions  payable in quarterly installments due from 2000 to 2001 with a weighted
         average interest rate of 6.5%, partially secured by purchased assets..........     517            150

         Installment notes incurred in connection with acquisitions payable in annual installments due from 1999 to 2004 with a weighted
         average interest rate of 6.2%, partially secured by purchased assets..........   2,167          1,910

         Non-interest bearing installment obligations for covenants not to compete due from 1999 to 2001 (net of discount of $83), partially secured by assets
         purchased in related acquisitions.............................................     637            460

         Equipment loans from suppliers with interest rates from 7.8% to 18% per annum
         due 1999 to 2003, secured by equipment........................................     366             51

         Working capital loan from a supplier with floating interest rate of prime
         plus3/4% due 2001, secured by certain accounts receivable.....................     500            ---
                                                                                        -------      ---------

                                                                                          4,647          2,893
           Less current portion........................................................  (2,150)        (1,160)
                                                                                         ------       ---------
                                                                                      $   2,497      $   1,733
                                                                                       =========     =========

Annual maturities of long-term debt are as follows (in thousands): 2000 - $2,150; 2001 - $1,743; 2002 - $489; 2003 - $232; 2004 - $17; thereafter - $16.

NOTE 7.  SHAREHOLDERS' EQUITY

         Series A Convertible Preferred Shares

         In December 1997, the Company issued 13,333,333 Series A Convertible Preferred Shares (the "Series A Shares") in a private placement. The following summarizes certain terms of the Series A Shares:

         Voting Rights. Each Series A Share is entitled to one-fifth of a vote (or such other number of votes equal to the number of Common Shares into which such Series A Share shall be convertible from time to time) in the election of directors and any other matters presented to the shareholders of the Company for action or consideration.

         Dividends. Each Series A Share is entitled to receive, when, as and if declared by the board of directors of the Company out of the Company's assets legally available for payment, cumulative dividends from the date of original issuance, payable annually at a rate of 5% per annum on a base amount of $1.35 per share (the "Base Amount"). As of July 31, 1999, cumulative undeclared dividends amounted to approximately $1,425,000. All accrued and unpaid dividends will be forfeited upon the conversion of the Series A Shares. The dividend rate is subject to increase on specified dates in the event that certain conditions (the "Triggering Conditions") have not been met. The Triggering Conditions are as follows:

     (a) The Common Shares are listed on the New York Stock Exchange, the American Stock Exchange, or the Nasdaq National Market (each a "U.S. Principal Market");

     (b) The Common Shares are traded on a U.S. Principal Market at a daily closing price greater than $12.00 per Common Share on each of the ten consecutive trading days preceding the applicable date; and

     (c) The Company's net income before income taxes, dividends on the Series A Shares, and amortization of goodwill and covenants not to compete for the three consecutive fiscal quarters preceding the applicable date shall have averaged at least $.35 per fully diluted Common Share per fiscal quarter (for purposes of making this calculation, the Common Shares issuable upon the exercise of warrants issued in connection with the Series A Shares will not be counted).

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

         Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company subject to the rights of holders of any securities of the Company ranking senior to the Series A Shares upon liquidation, the holders of Series A Shares will be entitled to receive, out of the assets of the Company available for distribution to shareholders, before any distribution of assets is made to holders of Common Shares or any other securities ranking junior to the Series A Shares upon liquidation, a liquidating distribution in an amount equal to the greater of (i) $1.35 per share plus any accrued and unpaid dividends or (ii) the amount that would have been distributable to such holders if they had converted their Series A Shares into Common Shares immediately prior to such dissolution, liquidation, or winding up, plus any accrued and unpaid dividends. The sale, conveyance, mortgage, pledge or lease of all or substantially all the assets of the Company will be deemed to be a liquidation of the Company for purposes of the liquidation rights of the holders of Series A Shares. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of Series A Shares will have no right to any of the remaining assets of the Company.

         Optional Redemption. The Series A Shares may not be redeemed before December 24, 2002. Thereafter, the Series A Shares may be redeemed at the option of the Company, in whole or in part. The redemption price will be an amount equal to the greater of (i) $1.35 per share plus any accrued and unpaid dividends or (ii) the fair market value of a Series A Share as determined by a nationally recognized independent investment banking firm selected by mutual agreement of the Company and the holder of a majority of the outstanding Series A Shares. The Series A Shares are not subject to mandatory redemption or any sinking fund provisions.

         Conversion Rights. The Series A Shares may be converted at any time, in whole or in part, at the option of the holder thereof, into Common Shares. The conversion rate is presently equal to one Common Share for every five Series A Shares surrendered for conversion. The conversion rate is subject to further adjustment for stock dividends, stock splits, recapitalizations, and other anti-dilution adjustments. Upon the conversion of any Series A Shares, any accrued and unpaid dividends with respect to such shares will be forfeited. The Company has the right to force conversion of the Series A Shares, in whole or in part, upon satisfaction of certain conditions.

         Release of Escrowed Shares
         --------------------------

         Effective with the listing of the Common Shares on the American Stock Exchange on February 10, 1998, 850,000 common shares owned by certain members of the Company's management were released from escrow by The Alberta Stock Exchange. The shares, which had been excluded from the calculation of the average shares outstanding during the fiscal year ended July 31, 1997, are included in such calculation for the fiscal years ended July 31, 1998 and 1999.

         Share Purchase Warrants
         -----------------------

     At July 31, 1999, the Company had outstanding share purchase warrants issued in connection with the Series A Shares to purchase 2,000,000 Common Shares at an exercise price of $12.00 per share until December 24, 2002. The terms of the share purchase warrants were amended on October 1, 1999, in connection with the issuance of the Company's Series B Convertible Preferred Shares to reduce the exercise price to $6.75 per share and extend the expiration date to October 1, 2004. The Company may force the exercise of the warrants upon satisfaction of all the Triggering Conditions, except that the Common Shares are only required to be traded on a U.S. Principal Market at a daily closing price greater than $8.00 instead of $12.00 per Common Share on each of the ten consecutive trading days preceding the applicable date.

     In August 1998, the Company issued 39,799 Common Shares at $6.25 per share in connection with the exercise of share purchase warrants issued in September and December 1996. In February 1998, the Company issued 373,998 Common Shares at $5.23 per share pursuant to the exercise of share purchase warrants issued by the Company in February 1996.

         Stock Option Plans
         ------------------

         The Company has two stock option plans, the Stock Option Plan ("1993 Plan") and the Second Amended and Restated Stock Award Plan ("1996 Plan"). The Company may grant to officers, directors, employees and consultants incentive and non-qualified options to purchase up to 2,300,000 Common Shares under the 1996 Plan. There are options to purchase 245,000 Common Shares outstanding under the 1993 Plan; no further options will be granted under the 1993 Plan. The exercise price of options granted under the 1996 Plan may not be less than 75% of the fair market value of the Company's Common Shares at the date of grant (100% for tax-qualified incentive stock options). Options become exercisable at the date of grant or in equal annual installments over a period of one to four years from the date of grant. The options generally expire either five or ten years after the date of grant.

         The 1996 Plan also provides for the grant of stock appreciation rights, restricted units, performance awards and other stock-based awards. The Company had no such awards or rights outstanding at July 31, 1999 or 1998.

         The activity during the fiscal years ended July 31 was as follows:


                                             1999                            1998                            1997
                                             ----                            ----                            ----
                                                      Weighted-                        Weighted-                       Weighted-
                                                       Average                         Average                         Average
                                                       Exercise                        Exercise                        Exercise
                                     Options             Price        Options            Price        Options            Price
                                     -------             -----        -------            -----        -------            -----
Outstanding - beginning of           1,560,000           $7.54         488,400           $6.41         340,000           $4.15
year

           Granted                     655,000           $5.56       1,138,000           $8.12         368,400           $6.85
          Exercised                         --              --         (12,400)          $2.10        (155,000)          $2.05
           Canceled                   (187,000)          $8.70         (54,000)          $9.79         (65,000)          $7.50
                                     ---------                       ---------                        --------

Outstanding - end of year            2,028,000           $6.74       1,560,000           $7.54         488,400           $6.41
                                     =========                       =========                         =======

Exercisable at end of year             808,441           $6.54         363,200           $5.98         177,500           $5.95

Weighted-average fair value
of options granted during the
year                                                     $4.26                           $8.38                           $4.47

         The  following  table  summarizes   information   about  stock  options
outstanding at July 31, 1999:

                                       Options Outstanding                              Options Exercisable
                      -------------------------------------------------------   -------------------------------------
                                              Weighted-
                                               Average          Weighted-            Number            Weighted -
                      Number Outstanding      Remaining          Average           Exercisable           Average
     Range of               as of            Contractual         Exercise             as of             Exercise
  Exercise Prices       July 31, 1999           Life              Price           July 31, 1999           Price
--------------------  -------------------  ----------------   ---------------   ------------------   ----------------
   $1.00-- $2.00                  60,000              1.39             $1.26               60,000             $ 1.26
   $2.01-- $3.50                  25,000              1.55             $3.32               25,000             $ 3.32
   $3.51-- $5.00                 125,000              9.87             $4.22                5,357             $.4.22
   $5.01-- $6.50                 696,000              7.73             $5.97              281,334             $ 6.10
   $6.51-- $8.00                 795,000              7.59             $6.94              331,000             $ 7.06
   $8.01-- $9.50                  96,000              5.66             $8.61               48,000             $ 8.96
  $9.51-- $12.00                 231,000              8.52            $10.82               57,750             $10.82
--------------------  -------------------  ----------------   ---------------   ------------------   ----------------

  $1.00-- $12.00               2,028,000              7.54             $6.74              808,441             $ 6.54
                               =========                                                  =======

           No compensation cost has been recognized for its stock option grants to employees under APB No. 25. Total compensation cost recognized in the statements of operations for options granted to non-employees under SFAS No. 123 during the years ended July 31, 1999, 1998, and 1997, was $203,000, $0, and $0, respectively. Pro forma information regarding net income (loss) and net income (loss) per share is required under SFAS No. 123 and has been determined as if the Company had accounted for all 1999, 1998 and 1997 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income (loss) or net income (loss) per share for future years.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 1999, 1998, and 1997: risk-free interest rates of 5.92%, 5.5% and 5.94%, respectively; an expected option life of 7.52 years, 7.69 years and 4.92 years, respectively; expected volatility of 90%, 114% and 96%, respectively; and dividend yield of zero.

           The Black-Scholes method is one of many models used to calculate the fair value of options that are freely tradable, fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

           Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows:

                                                                      1999            1998            1997
                                                                      ----            ----            ----
                                                                      (in thousands, except per share data)

           Net loss applicable to common shareholders:
               As reported                                         $(4,884)       $(4,594)        $(1,701)
               Pro forma (1)                                       $(6,176)       $(5,988)        $(3,276)
           Net loss per share (basic and diluted):
               As reported                                          $(0.80)        $(0.89)        $ (0.42)
               Pro forma (1)                                        $(1.01)        $(1.16)        $ (0.82)


  (1) SFAS No. 123 applies to awards granted in fiscal years that begin after December 15, 1994. Consequently, the effects of applying SFAS No. 123 shown here are not likely to be representative of the effects in future years due to the exclusion of awards granted in prior years but vesting (and therefore expensed) in 1997, 1998, and 1999.

  NOTE 8.  INCOME TAXES

           Sonus Corp. and its Canadian subsidiary file separate corporate income tax returns on a stand-alone basis in Canada. Sonus-USA, Inc. and its subsidiaries file corporate income tax returns in the United States.

           The components of temporary differences that give rise to significant portions of deferred income taxes are as follows at July 31 (in thousands):

                                                    1999                 1998                 1997
                                                    ----                 ----                 ----
     Deferred tax assets:
      Net operating losses carried forward          4,281               $2,443                $839
      Allowance for doubtful accounts                 364                  277                  44
       Other                                           31                   14                 ---
                                                    -----               ------                ----
                                                    4,676                2,734                 883
     Deferred tax liabilities:
       Depreciation                                   (83)                 ---                 ---
       Goodwill and start-up costs                   (305)                (240)                (54)
                                                    -----               ------                ----
                                                    4,288                2,494                 829
     Less valuation allowance                      (4,288)              (2,494)               (829)
                                                    -----               ------                ----
                                                      ---                  ---                 ---
                                                    =====               ======                ====

           A reconciliation of the Company's expected tax expense using the statutory income tax rate to the actual effective rate is as follows:

                                                   1999                     1998                      1997
                                                   ----                     ----                      ----
Tax benefit at statutory rate                      (34)%                     (34)%                    (34)%
Adjustment for higher Canadian tax rate            ---                        (1)                     ---
Expenses not deductible for tax
purposes                                             5                         3                        5
State taxes, net of federal                         (5)                       (5)                      (4)
Change in valuation allowance
impacting statement of operations                   34                        37                       33
                                                    --                        --                       --
Tax rate per financial statements                  ---%                      ---%                     ---%
                                                   ===                       ===                      ===

           At July 31, 1999, the Company had approximate net operating loss carryforwards for tax purposes which, if not utilized, expire in the years ended as follows (in thousands):

                        CANADA               UNITED STATES               TOTAL
2001                       $16                   $ ---                    $16
2002                        24                     ---                     24
2003                       532                     ---                    532
2004                       233                     ---                    233
2005                       278                     ---                    278
2006                        80                     ---                     80
2009                       ---                      24                     24
2010                       ---                      29                     29
2011                       ---                     656                    656
2012                       ---                     781                    781
2013                       ---                   3,932                  3,932
2019                       ---                   3,986                  3,986
                        ------                  ------                -------
                        $1,163                  $9,408                $10,571
                        ======                  ======                =======


         A provision of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than 50 percent in ownership of the Company. Such a change occurred in December 1997. This ownership change may limit the utilization of any net operating losses incurred prior to the change in ownership date.

  NOTE 9.  RELATED PARTY TRANSACTIONS

           William DeJong is a partner in the Calgary, Alberta law firm of Ballem MacInnes and is a director of the Company. Total fees, disbursements and government sales tax paid to Ballem MacInnes by the Company for legal services as of July 31, 1999, 1998, and 1997 were $12,000, $196,000, and
  $168,000, respectively (converted from Canadian dollars at July 31, 1999, 1998, and 1997).

           Gregory J. Frazer, Ph.D., an officer and director of the Company, and Mr. Frazer's wife, were shareholders in certain Hearing Care Associates corporations that the Company acquired during the fiscal years ended July 31, 1998 and 1997. During the fiscal year ended July 31, 1999, the Company issued a three-year promissory note to Mr. Frazer in the principal amount of $102,000, payable in equal quarterly installments, in connection with purchase price adjustments for hearing care centers previously acquired from Mr. Frazer. The Company also entered into expanded non-compete agreements with Mr. Frazer and his wife that pay them a total of $10,758 per month until September 2001. For the fiscal year ended July 31, 1998, the consideration paid to Mr. Frazer and his wife in connection with the acquisitions and related non-competition agreements consisted of $242,179 in cash and $80,520 payable in installments over three years. The consideration paid to Mr. Frazer and his wife during the fiscal year ended July 31, 1997, totaled $933,000 in cash and 294,071 Common Shares at a price of $5.00 per share.

           On May 8, 1997, Brandon M. Dawson, an officer and director of the Company, exercised options for 50,000 Common Shares at $1.35 per share. In connection with the exercise, the Company made loans of $67,500 and $91,000 to Mr. Dawson on May 8, 1997, and April 24, 1998, respectively, to allow Mr. Dawson to pay the aggregate exercise price of the options and taxes incurred as a result of the exercise. The loans, which bore interest at 10% and 7.75%, respectively, were repaid on July 6, 1999, along with interest of $16,077. On October 5, 1997, the Company loaned Mr. Dawson $85,000 in connection with the purchase of his residence. The loan was repaid on April 10, 1998, along with interest at 10% per annum in the amount of $4,308. On December 26, 1997, the Company loaned Mr. Dawson $29,187 in order to allow Mr. Dawson to repay a loan obtained in connection with the exercise of options to purchase 20,000 Common Shares. The loan was repaid on March 30, 1999, along with interest at 7.75% per annum in the amount of $4,287. On March 19, 1998, the Company loaned Mr. Dawson $32,272, in order to pay taxes incurred as a result of option exercises in April 1996. The loan matures on December 31, 2000, and bears interest at 7.75% per annum.

         On December 8, 1998, the Corporation loaned Scott E. Klein, President and Chief Operating Officer of the Company, $100,000 in connection with the purchase of his primary residence in Portland, Oregon. The loan, which was due on the earlier of the sale of Mr. Klein's residence in Minnesota or October 31, 1999, was repaid on June 7, 1999, along with interest at 8% in the amount of $4,000.

         On July 21, 1999, Cindy Dawson-Austin, mother of Mr. Dawson, loaned the Company $500,000 for working capital. The loan, which bears interest at 12% per annum, was due on October 18, 1999, but has not been repaid at the request of Ms. Dawson-Austin.

  NOTE 10.  401(K) PLAN

           The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 20% of their compensation to the plan. The Company does not match employee contributions.

  NOTE 11.  COMMITMENTS AND CONTINGENCIES

           Operating Leases
           ----------------

           The following is a schedule by year of future minimum lease payments for non-cancelable operating leases at July 31, 1999 (in thousands):

           2000                                                    $1,698
           2001                                                     1,506
           2002                                                     1,155
           2003                                                       794
           2004                                                       557
           Thereafter                                                 409
                                                                   ------
           Total minimum lease payments                            $6,119
                                                                   ======

           Rental expense under operating leases was $2,236,000, $1,426,000 and $810,000 for the years ended July 31, 1999, 1998, and 1997, respectively.

           Contingent Payments
           -------------------

           The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's revenues or results of operations exceed certain target levels. Such additional consideration is paid in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration that the Company may be required to pay for fiscal 2000 is $520,000 and $1,100,000 thereafter.

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

  NOTE 12.  SEGMENT INFORMATION

         The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. In accordance with SFAS No. 131, the Company has identified a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services. Sales are primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows for the years ended July 31:

         (in thousands)                          1999                     1998                     1997
                                                 ----                     ----                     ----
         United States                          $30,511                  $19,498                 $10,048

         Canada                                   3,248                    2,870                   3,414
                                                -------                  -------                 -------
         Total                                  $33,759                  $22,368                 $13,462
                                                =======                  =======                 =======

  NOTE 13.  SUBSEQUENT EVENTS

         On October 1, 1999, the Company issued 2,500,000 Series B Convertible Preferred Shares (the "Series B Shares") in a private placement for $10,000,000 in cash. In connection with the sale of the Series B Shares, the Company agreed to reduce the exercise price of its outstanding share purchase warrants entitling the holder thereof to purchase 2,000,000 Common Shares (the "Warrants") from $12.00 to $6.75 per share, to extend the exercise period to October 1, 2004, and to remove the limitation on the number of shares that may be issued upon a cashless exercise of the Warrants. The Corporation also agreed to submit certain amendments to the terms of the Series A Shares for consideration and approval by the Company's shareholders at the 1999 annual meeting of shareholders. The proposed amendments to the terms of the Series A Shares provide that dividends payable thereon may be paid in Common Shares at the option of the Company until December 24, 2002, and thereafter only in cash, and lower the earnings and share price thresholds to avoid specified increases in the dividend rate and as a condition to mandatory conversion of the Series A Shares.

         The Series B Shares are initially convertible at the option of the holder on a one-for-one basis into 2,500,000 Common Shares at a conversion price of $4.00 per share. The conversion rate is subject to increase to the extent that the Company's receivables as of July 31, 1999, that are collected by July 31, 2000, total less than $4,736,000, as well as to adjustments for stock dividends, stock splits, recapitalizations, and other similar events. In addition, until the Company attains specified quarterly earnings targets, the conversion rate will increase beginning October 31, 2000, such that approximately 200,000 additional Common Shares would be issuable upon conversion at that date with respect to the four fiscal quarters then ended. Additional adjustments will be made each quarter thereafter as long as the earnings targets have not been met. The amount of such quarterly adjustments will be based on a factor of 2 percent of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5 percent beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive fiscal quarters, no further adjustments in the conversion rate will be made. The Series B Shares are subject to mandatory conversion at the option of the Company if certain share price and earnings targets are met.

         Cash dividends will accrue on the Series B Shares at an annual rate of 8 percent of the conversion price then in effect until November 1, 2004, increasing in steps thereafter to 18 percent beginning November 1, 2006, provided that the Corporation has met specified quarterly earnings targets. If the Corporation has not met the earnings targets by July 31, 2002, dividends will not accrue or be payable on the Series B Shares. Upon conversion of the Series B Shares, any accumulated dividends will be forfeited.

         In September of 1999, the Company acquired 4 hearing care centers in 2 transactions for a total purchase price of $70,000 in cash. Each transaction was accounted for as a purchase.

  NOTE 14.  CANADIAN VERSUS U.S. GAAP

           As of July 31, 1999, 1998, and 1997 there were no material differences between Canadian generally accepted accounting principles ("GAAP") and U.S. GAAP.

NOTE 15.  QUARTERLY   RESULTS  OF  OPERATIONS   (UNAUDITED  -  SEE  ACCOMPANYING
          INDEPENDENT AUDITORS' REPORT)

         The following is a tabulation of the unaudited quarterly results of operations for the years ended July 31, 1999 and 1998 (in thousands, except per share data):

                                                                             Quarter ended
                                                        October 31,     January 31,     April 30,       July 31,
                                                            1998           1999           1999            1999

Net revenues                                                $  7,701        $  8,486        $ 9,093        $ 8,479
Income (loss) from operations                                 (1,523)           (701)            75         (2,686)
Net income (loss)                                             (1,474)           (699)            65         (2,776)

EBITDA (1)                                                    (1,048)           (187)           637         (1,787)

Net income (loss) per share (basic and diluted)             $  (0.24)       $  (0.11)        $ 0.01        $ (0.46)


                                                                             Quarter ended
                                                        October 31,     January 31,     April 30,       July 31,
                                                            1997           1998           1998            1998

Net revenues                                                $  5,307        $  4,109        $ 5,719        $  7,233
Loss from operations                                             (79)         (1,135)          (778)         (2,906)
Net loss                                                         (96)         (1,085)          (581)         (2,832)

EBITDA (1)                                                       198            (812)          (429)         (2,494)

Net loss per share (basic and diluted)                      $  (0.02)       $  (0.24)       $ (0.10)       $  (0.49)


---------------
(1) "EBITDA" is defined as income (loss) from operations plus depreciation and amortization and is provided because it is a measure commonly used by acquisition companies. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated.


ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,   AND  CONTROL  PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive Management Information Circular and Proxy Statement dated November 5, 1999 ("Proxy Statement"), under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "2. Election of Directors."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits are listed in the Exhibit Index beginning on page 42 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is marked with an asterisk in the Exhibit Index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 1999                  SONUS CORP.
                                        By /s/ Brandon M. Dawson
                                                      Brandon M. Dawson
                                           Chairman  and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 1, 1999.

             SIGNATURE                                          TITLE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

     /s/ Brandon M. Dawson                    Chairman and Chief Executive Officer and Director
          Brandon M. Dawson

PRINCIPAL FINANCIAL OFFICER:

     /s/ Scott E. Klein                       President and Chief Operating Officer
            Scott E. Klein

PRINCIPAL ACCOUNTING OFFICER:

     /s/ Douglas A. Pease                     Controller
         Douglas A. Pease

A MAJORITY OF OTHER DIRECTORS:


      *HAYWOOD D. COCHRANE, JR.               Director


          * WILLIAM DEJONG                    Director


     * GREGORY J. FRAZER, Ph.D.               Director


        *HUGH T. HORNIBROOK                   Director


         *DAVID J. WENSTRUP                   Director


     /s/ Scott E. Klein
 *By Scott E. Klein, as attorney-in-fact

                                  EXHIBIT INDEX


EXHIBIT                            DESCRIPTION OF EXHIBIT
-------                            ----------------------

          3.1 Articles of Incorporation of the Company.
          3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 1999.
         10.1 Securities Purchase Agreement between the Company and Warburg, Pincus Ventures, L.P. ("Warburg") dated November 21, 1997. Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed November 25, 1997.
         10.2 Securities Purchase Agreement between the Company and Warburg dated October 1, 1999. Incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K filed October 12, 1999.
         10.3 Amended and Restated Warrant Agreement between the Company and Warburg dated October 1, 1999, and related Amended and Restated Warrant Certificate dated October 1, 1999.
         10.4 Form of Convertible Subordinated Note.
         10.5 1993 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to the SB-2.*
         10.6 Second Amended and Restated Stock Award Plan (as amended October 26, 1998). Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended October 31, 1998.*
         10.7 Employment Agreement dated October 1, 1996, between Sonus-USA, and Gregory J. Frazer. Incorporated by reference to Exhibit 10.28 to the SB-2.*
         10.8 Employment Agreement dated December 24, 1997, between the Company and Brandon M. Dawson. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 1, filed March 5, 1998 (the "Amendment") to the SB-2.*
         10.9 Employment Agreement dated October 30, 1998, between the Company and Scott Klein. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended October 31, 1998.*
        10.10 Consulting Agreement effective as of January 1, 1997, between the Company and Hugh T. Hornibrook. Incorporated by reference to
              Exhibit 10.33 to the SB-2.*
        10.11 Promissory Note of Brandon M. Dawson dated March 19, 1998, as amended, and related Pledge Agreement between the Company and Mr. Dawson, dated May 1, 1998.*
        10.12 Stock Purchase Agreement dated August 27, 1997, by and between Carissa D. Bennett, Gregory J. Frazer, and Evelyn L. Gong and Sonus-USA, Inc. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997.
        10.13 Stock Purchase Agreement dated January 5, 1998, by and between Gregory J. Frazer, Rhonda Jesperson and Sonus-USA. Incorporated by reference to Exhibit 10.41 to the Amendment.
        10.14 Stock Purchase Agreement dated February 12, 1998, by and between Gregory Frazer, Donald M. Welch and Sonus-USA. Incorporated by reference to Exhibit 10.42 to the Amendment.
        10.15 Noncompetition Agreement dated January 25, 1999, between Sonus-USA, Inc. and Gregory J. Frazer.
        10.16 Amendment Agreement effective as of August 1, 1998, by and between Sonus-USA, Inc. and Gregory J. Frazer.
           21 The Company's subsidiaries are SONUS-USA, Inc., a Washington corporation, Sonus- Canada Ltd., a British Columbia (Canada) corporation, Sonus-Texas, Inc., an Oregon corporation, and Hear PO Corp., a New Mexico corporation.
           23 Consent of KPMG LLP.
           24 Power of attorney of certain officers and directors.
           27 Financial Data Schedule.
           99 Description of capital stock of the Company.

-----------

* Management contract or compensatory plan or arrangement.