Form 10QSB
period 1999-10-31
SONUS CORP
filed 1999-12-15
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended October 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,106,026 Common Shares, without par or nominal value, outstanding as of December 1, 1999.

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

                                             SONUS CORP.
                                     CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)

                                                                         October 31,        July 31,
                                                                             1999             1999
                                                                      --------------    -------------
                                                                         (Unaudited)       (Audited)

                                                ASSETS

Current assets:
     Cash and cash equivalents                                        $     8,963       $       498
     Accounts receivable, net of allowance for doubtful
       accounts of $1,015 and $907, respectively                            4,230             3,666
     Other receivables                                                        514               346
     Inventory                                                                513               499
     Prepaid expenses                                                         433               340
                                                                      -------------     -------------
             Total current assets                                          14,653             5,349

Property and equipment, net                                                 7,494             6,208
Other assets                                                                   95                60
Goodwill and covenants not to compete, net                                 19,648            19,768
                                                                      -------------     -------------
                                                                      $     41,890      $    31,385
                                                                      =============     =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                       $       500       $       500
     Accounts payable                                                       4,479             3,727
     Accrued payroll                                                        1,028             1,223
     Other accrued liabilities                                              1,793             1,317
     Convertible notes payable                                                931               931
     Capital lease obligations, current portion                               225               129
     Long-term debt, current portion                                        2,160             2,150
                                                                      -------------     -------------
             Total current liabilities                                     11,116             9,977

Capital lease obligations, less current portion                               522                96
Long-term debt, less current portion                                        2,113             2,497
                                                                      -------------     -------------
             Total liabilities                                             13,751            12,570
                                                                      -------------     -------------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 shares authorized,
          issued, and outstanding (liquidation preference of $19,690)      15,701            15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $10,000)       9,900               ---
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,107,706 and 6,109,026 shares,
          respectively, issued and outstanding                             14,966            14,976
     Notes receivable from shareholders                                       (93)              (93)
     Accumulated deficit                                                  (12,180)          (11,595)
     Accumulated other comprehensive loss                                    (155)             (174)
                                                                      -------------     -------------
             Total shareholders' equity                                    28,139            18,815
                                                                      -------------     -------------
                                                                      $    41,890       $    31,385
                                                                      =============     =============

                     See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                      (Unaudited)
                                                    Three months ended
                                                        October 31,
                                               -------------------------------
                                                   1999               1998
                                               ------------      ------------
Revenues:
     Product                                   $     8,862       $     6,646
     Service                                           876               920
     Other                                             404               135
                                               ------------      ------------
     Net revenues                                   10,142             7,701

Costs and expenses:
     Cost of products sold                           3,051             2,601
     Clinical expenses                               4,886             4,364
     General and administrative expenses             2,038             1,784
     Depreciation and amortization                     698               475
                                               ------------      ------------
     Total costs and expenses                       10,673             9,224
                                               ------------      ------------

Loss from operations                                  (531)           (1,523)


Other income (expense):
      Interest income                                   41               104
      Interest expense                                 (97)              (56)
      Other, net                                         2                 1
                                               ------------      ------------
Net loss                                       $      (585)      $    (1,474)
                                               ============      ============

Loss per share of common stock:
    Basic and diluted                          $     (0.10)      $     (0.24)


Average shares outstanding:
    Basic and diluted                                6,085             6,083



          See accompanying notes to consolidated financial statements.

                                             SONUS CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (Unaudited)

                                                                           Three months ended
                                                                               October 31,
                                                                     -----------------------------
                                                                         1999             1998
                                                                     -----------------------------
Cash flows from operating activities:
     Net loss                                                        $    (585)      $    (1,474)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for bad debt expense                                    98                68
          Depreciation and amortization                                    698               475
     Changes in operating assets and liabilities:
          Accounts receivable                                             (619)               87
          Other receivables                                               (166)               10
          Inventory                                                        (12)              (52)
          Prepaid expenses                                                 (92)             (112)
          Accounts payable and accrued liabilities                         977               233
                                                                     -----------     ------------
               Net cash provided by (used in) operating activities         299              (765)
                                                                     -----------     ------------

Cash flows from investing activities:
     Sale of short-term investments                                        ---             1,870
     Purchase of property and equipment                                 (1,196)             (915)
     Additional costs related to acquisitions                              ---              (116)
     Deferred acquisition costs and other, net                             (34)              (90)
     Net cash paid on business acquisitions                                (90)             (950)
                                                                     -----------     ------------
               Net cash used in investing activities                    (1,320)             (201)
                                                                     -----------     ------------

Cash flows from financing activities:
     Net repayments of long term debt
          and capital lease obligations                                   (420)             (223)
     Deferred financing costs, net                                         ---                 1
     Repayments of bank loans and
          short-term notes payable                                         ---              (173)
     Issuance of preferred stock, net of costs                           9,900               ---
     Issuance of common stock, net of costs                                ---               248
     Repurchase of common stock                                            (10)              ---
                                                                     -----------     ------------
               Net cash provided by (used in) financing activities       9,470              (147)
                                                                     -----------     ------------

Net increase (decrease) in cash and cash equivalents                     8,449            (1,113)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                            16               (31)

Cash and cash equivalents, beginning of period                             498             2,720
                                                                     -----------     ------------
Cash and cash equivalents, end of period                             $   8,963       $     1,576
                                                                     ===========     ============

Supplemental disclosure of investing and financing activities:
     Interest paid during the period                                 $      72       $        56
Supplemental disclosure of non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions             ---       $     1,240
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                   $     566               ---

                     See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        Interim Financial Statements

         The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three month period ended October 31, 1998, have been reclassified in order to conform to the presentation for the three month period ended October 31, 1999.

2.       Acquisitions

         During the three months ended October 31, 1999, the Company acquired 4 hearing care centers in 2 separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $90,000. As a result of the acquisitions, the Company recorded $5,000 in property and equipment and $85,000 in goodwill.

3.       Comprehensive Loss


         (in thousands)                           Three months ended October 31,
                                                    1999                  1998
                                                    ----                  ----
         Net loss                                  $ (585)              $(1,474)

         Other comprehensive loss, net of
         tax:
             Foreign currency translation
               adjustments                            (19)                  (31)
                                                  --------              --------

         Comprehensive loss                        $ (604)              $(1,505)
                                                  ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

         REVENUES. Total revenues for the three months ended October 31, 1999, were $10,142,000, representing a 32% increase over revenues of $7,701,000 for the comparable period in fiscal 1998. The increase was due to the 22 additional hearing care centers that were acquired by the Company during the twelve months ended October 31, 1999, as well as an increase of 12% in comparable center revenue in the fiscal first quarter. Product revenues were $8,862,000 for the three months ended October 31, 1999, up 33% from $6,646,000 for the same period in fiscal 1998. Audiological service revenues decreased 5% to $876,000 for the three months ended October 31, 1999, from $920,000 for the comparable period in fiscal 1998. Audiological service revenues represented 9% and 12% of total revenues for the three month periods ended October 31, 1999 and 1998, respectively. The Company continued to focus on more profitable hearing instrument sales resulting in a decrease in audiological service revenues. Other revenues increased 199% to $404,000 for the three months ended October 31, 1999, from $135,000 for the three months ended October 31, 1998. The increase was due to the increased size of the Company and increased revenues from The Sonus Network, the Company's franchise licensing program, and from the Company's Hear PO Corp. subsidiary. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,100 affiliated audiologists, sells Hear PO brand private label hearing instruments, and operates as a buying group for its affiliated audiologists.

         PRODUCT GROSS PROFIT. Product gross profit for the three months ended October 31, 1999, was $5,811,000 or 66% of product revenues, compared to $4,045,000 or 61% of product revenues for the comparable period in fiscal 1998. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, increased utilization of the Company's private-label hearing instruments, better price management, and a tiered pricing strategy based on levels of technology that was introduced in November 1998.

         CLINICAL EXPENSES. As a percentage of revenues, clinical expenses decreased to 48% for the three months ended October 31, 1999, compared to 57% for the three months ended October 31, 1998. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, eliminate inefficient and duplicative processes, and increase same center revenue. Clinical expenses for the three months ended October 31, 1999, were $4,886,000, representing an increase of 12% over clinical expenses of $4,364,000 for the comparable period in fiscal 1998. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the three months ended October 31, 1999. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenues, general and administrative expenses decreased to 20% for the three-month period ended October 31, 1999, versus 23% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts. General and administrative expenses increased 14% from $1,784,000 for the three months ended October 31, 1998, to $2,038,000 for the three months ended October 31, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         DEPRECIATION AND AMORTIZATION EXPENSE. As a percentage of revenues, depreciation and amortization expense increased to 7% for the three-month period ended October 31, 1999, compared to 6% for the three months ended October 31, 1998. Depreciation and amortization expense for the three months ended October 31, 1999, was $698,000, an increase of 47% over the depreciation and amortization expense of $475,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 22 additional centers acquired by the Company during the twelve-month period ended October 31, 1999.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended October 31, 1999, decreased to $41,000 from $104,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company as funds have been used for acquisitions. Interest expense for the three months ended October 31, 1999, was $97,000 compared to $56,000 for the three months ended October 31, 1998, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         NET LOSS. The Company's net loss for the three months ended October 31, 1999, decreased 60% from $1,474,000 for the three months ended October 31, 1998, to $585,000 for the three months ended October 31, 1999. The Company had income from operations before interest, depreciation, and amortization for the three months ended October 31, 1999, of $167,000 compared to a loss from operations before interest, depreciation, and amortization of $1,048,000 for the three months ended October 31, 1998.

LIQUIDITY AND CASH RESERVES

         For the three months ended October 31, 1999, net cash provided by operating activities was $299,000 compared to net cash used in operating activities of $765,000 for the three months ended October 31, 1998. Net cash used in investing activities was $1,320,000 in the first three months of fiscal 1999 compared to $201,000 in the first three months of fiscal 1998. Net cash provided by financing activities was $9,470,000 in the first three months of fiscal 1998 compared to net cash used in financing activities of $147,000 in the first three months of fiscal 1999. The change was primarily due to the issuance of 2,500,000 Series B Convertible Preferred Shares (the "Series B Shares") in a private placement for $10,000,000 in cash on October 1, 1999.

         As a result of the issuance of the Series B Shares, the Company believes that its cash and short-term investments, along with cash generated from operations, will provide it with sufficient capital to fund its operations over the next 12 months. Thereafter, the Company anticipates that additional funding will be needed to fund the Company's strategy of acquiring additional hearing care centers. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

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

         With respect to its information technology ("IT") systems, the Company believes that the computer hardware and system software of its IBM AS/400 computer, on which its patient management system and accounting system operate, are Year 2000 compliant. Unrelated to Year 2000 issues, the Company is continuing its development of a new patient management system. Initially, the Company's hearing care centers and its subsidiary Hear PO Corp. will use the software. However, in the future the Company may license the software to its Sonus Network franchise licensees and others. The development contractor for the software has represented that it will meet Year 2000 standards. Implementation of the new software began December 13, 1999. The Company installed a new release of its accounting and financial reporting software in March 1999, which the vendor represents is Year 2000 compliant. The Company has surveyed all of its servers, personal computers, and network hardware to determine compliance with Year 2000 standards and is in the process of replacing all equipment that was found to be deficient. The replacement of this equipment will be completed before December 31, 1999, at an estimated cost of less than $50,000.

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

         The Company has not established a contingency plan to address potential Year 2000 noncompliance with respect to the Company's systems or those of its major vendors as it considers such a plan to be unnecessary. However, due to the Company's dependence on systems outside its control, such as telecommunications, transportation, and power supplies, there can be no assurance that the Company will not face unexpected problems associated with the Year 2000 problem that may affect its operations, business, and financial condition.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         As described in Part I, Item 2 above, on October 1, 1999, the Company issued the Series B Shares in a private placement. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 with respect to the sale of the Series B Shares. Additional information regarding the issuance of the Series B Shares is contained in the Company's Current Report on Form 8-K dated October 1, 1999, and filed October 12, 1999. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

         (b) Reports on Form 8-K. During the quarter ended October 31, 1999, the Company filed a Current Report on Form 8-K dated October 1, 1999, reporting the issuance of the Series B Shares.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SONUS CORP.


                                   By: /s/ Scott E. Klein
                                       Scott E. Klein
                                       President and Chief Operating Officer
                                       (Principal Financial Officer)

DATED:  December 13, 1999

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                        Description of Exhibit
-------                       ----------------------

 27                           Financial Data Schedule.