Form 10QSB
period 2000-01-31
SONUS CORP
filed 2000-03-16
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended January 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,106,026 Common Shares, without par or nominal value, outstanding as of March 1, 2000

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

                                        SONUS CORP.
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)
                                                                    January 31,   July 31,
                                                                        2000       1999
                                                                   ----------    ---------
                                                                  (Unaudited)
                                          ASSETS

Current assets:
  Cash and cash equivalentS                                       $    5,651    $     498
  Accounts receivable, net of allowance for doubtful
   accounts of $1,080 and $907, respectively                           4,838        3,666
  Other receivables                                                      683          346
  Inventory                                                              458          499
  Prepaid expenses                                                       500          340
                                                                  ----------    ---------
           Total current assets                                       12,130        5,349

Property and equipment, net                                            7,958        6,208
Other assets                                                              59           60
Goodwill and covenants not to compete, net                            19,791       19,768
                                                                  ----------    ---------

                                                                  $   39,938    $  31,385
                                                                  ==========    =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable-related party                                      $        -    $     500
  Accounts payable                                                     3,674        3,727
  Accrued payroll                                                      1,555        1,223
  Other accrued liabilities                                            1,948        1,317
  Convertible notes payable                                                -          931
  Capital lease obligations, current portion                             278          129
  Long-term debt, current portion                                      2,445        2,150
                                                                  ----------    ---------
           Total current liabilities                                   9,900        9,977


Capital lease obligations, less current portion                          429           96
Long-term debt, less current portion                                   1,950        2,497
                                                                  ----------    ---------
           Total liabilities                                          12,279       12,570
                                                                  ----------    ---------

Shareholders' equity:
  Series A convertible preferred stock, no par
     value per share, 2,666,666 shares authorized,
     issued, and outstanding (liquidation preference of $19,890)      15,701       15,701
  Series B convertible preferred stock, no par
     value per share, 2,500,000 shares authorized,
     issued, and outstanding (liquidation preference of $10,267)       9,860          ---
  Common stock, no par value per share, unlimited
     number of shares authorized, 6,106,026 and 6,109,026 shares,
     respectively, issued and outstanding                             14,951       14,976
  Notes receivable from shareholders                                     (93)         (93)
  Accumulated deficit                                                (12,625)     (11,595)
  Accumulated other comprehensive loss                                  (135)        (174)
                                                                  ----------    ---------
           Total shareholders' equity                                 27,659       18,815
                                                                  ----------    ---------
                                                                  $   39,938    $  31,385
                                                                  ==========    =========

          See accompanying notes to consolidated financial statements.

                                                       SONUS CORP.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)
                                                       (Unaudited)

                                                              Three months ended            Six months ended
                                                                  January 31,                  January 31,
                                                          -----------------------          ---------------------
                                                           2000            1999             2000          1999
                                                          --------       --------          ---------   ----------
Revenues:
     Product                                              $ 9,088        $ 7,297           $ 17,950    $ 13,943
     Service                                                  842            974              1,718       1,894
     Other                                                    564            215                968         350
                                                          --------       --------          ---------   ----------
    Net revenues                                           10,494          8,486             20,636      16,187

Costs and expenses:
     Cost of products sold                                  3,011          2,885              6,062       5,486
     Clinical expenses                                      4,797          4,050              9,683       8,415
     General and administrative expenses                    2,413          1,738              4,451       3,521
     Depreciation and amortization                            727            514              1,425         989
                                                          --------       --------          ---------   ---------
Total costs and expenses                                   10,948          9,187             21,621      18,411
                                                          --------       -------           ---------   --------


Loss from operations                                         (454)          (701)              (985)     (2,224)


Other income (expense):
      Interest income                                         120             66                161         170
      Interest expense                                       (111)           (56)              (208)       (112)
      Other, net                                                -             (8)                 2          (7)
                                                           -------       --------          ---------   ---------
Net loss                                                   $ (445)       $  (699)          $ (1,030)   $ (2,173)
                                                           =======       --------          ---------   ---------

Loss per share of common stock:
    Basic and diluted                                     $ (0.07)       $ (0.11)          $  (0.17)   $  (0.36)

Average shares outstanding:
    Basic and diluted                                       6,083          6,096              6,085       6,070

                        See accompanying notes to consolidated financial statements.

                                                       SONUS CORP.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                       (Unaudited)

                                                                      Three months ended              Six months ended
                                                                          January 31,                    January 31,
                                                                  --------------------------     ------------------------
                                                                     2000           1999             2000         1999

Cash flows from operating activities:                             --------------------------     ------------------------
     Net loss                                                      $    (445)    $     (699)      $ (1,030)  $ (2,173)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for bad debt expense                                  86             81            184         149
          Depreciation and amortization                                  727            514          1,425         989
     Changes in operating assets and liabilities:
          Accounts receivable                                           (677)        (1,033)        (1,296)       (946)
          Other receivables                                             (169)          (210)          (335)       (200)
          Inventory                                                       61            298             49         246
          Prepaid expenses                                               (67)          (195)          (159)       (307)
          Accounts payable and accrued liabilities                      (146)           515            831         748
                                                                  -----------   ------------     ----------  ----------
               Net cash used in operating activities                    (630)          (729)          (331)     (1,494)
                                                                  -----------   ------------     ----------  ----------
Cash flows from investing activities:
     Sale of short-term investments                                      ---          1,945            ---       3,815
     Purchase of property and equipment                                 (885)        (1,120)        (2,081)     (2,035)
     Additional costs related to acquisitions                            ---             90            ---         (26)
     Deferred acquisition costs and other, net                            37            (12)             3        (102)
     Net cash paid on business acquisitions                             (156)          (273)          (246)     (1,223)
                                                                  -----------   ------------     ----------  ----------
               Net cash provided by (used in) investing activities    (1,004)           630         (2,324)        429
                                                                  -----------   ------------     ----------  ----------
Cash flows from financing activities:
     Net repayments of long term debt
          and capital lease obligations                               (1,133)          (284)        (1,553)       (507)
     Deferred financing costs, net                                       ---            (16)           ---         (15)
     Repayments of bank loans and
          short-term notes payable                                      (500)          (123)          (500)       (296)
     Issuance of preferred stock, net of costs                           (40)           ---          9,860
     Issuance of common stock, net of costs                              ---            ---            ---         248
     Repurchase of common stock                                          (15)           (11)           (25)        (11)
                                                                  -----------   ------------     ----------  ----------
               Net cash provided by (used in) financing activities    (1,688)          (434)         7,782        (581)
                                                                  -----------   ------------     ----------  ----------

Net increase (decrease) in cash and cash equivalents                  (3,322)          (533)         5,127      (1,646)


Effect on cash and cash equivalents of changes
     in foreign translation rate                                          10             84             26          53

Cash and cash equivalents, beginning of period                         8,963          1,576            498       2,720
                                                                  -----------   ------------     ----------  ----------
Cash and cash equivalents, end of period                           $   5,651     $    1,127       $  5,651    $  1,127
                                                                  ===========   ============     ==========  ==========
Supplemental disclosure of investing and financing activities:
     Interest paid during the period                               $      77     $       56       $    149    $    112
Supplemental disclosure of non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions           280            750            280       2,640
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                       ---            ---            566         ---


               See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Interim Financial Statements

         The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three and six-month periods ended January 31, 1999, have been reclassified in order to conform to the presentation for the three and six-month periods ended January 31, 2000.

2.       Acquisitions

         During the three months ended January 31, 2000, the Company acquired three hearing care centers in two separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $156,000, promissory notes issued by the Company of $280,000 payable over three years, and assumed liabilities of $5,000 . As a result of the acquisitions, the Company recorded $50,000 in property and equipment, $6,000 in inventory, $353,000 in goodwill, which included costs related to acquisitions, and $30,000 for a covenant not to compete.

3.       Comprehensive Loss

                                             Three months ended         Six months ended
                                                 January 31,               January 31,
                                           ----------------------    -------------------
                                           2000             1999        2000       1999
                                           ----             ----        ----       ----
(in thousands)
Net loss                                   $(445)         $ (699)    $(1,030)  $ (2,173)

Other comprehensive loss, net of tax:
    Foreign currency translation
adjustments                                  (20)             84         (39)        53
                                           ------         -------     -------   --------

Comprehensive loss                         $(465)         $ (615)    $(1,069)  $ (2,120)
                                           =======        =======    ========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

         Revenues. Total revenues for the three months ended January 31, 2000, were $10,494,000, representing a 24% increase over revenues of $8,486,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 12 hearing care centers that were not owned by the Company at January 31, 1999, as same-store sales remained constant in the second fiscal quarter. Product revenues were $9,088,000 for the three months ended January 31, 2000, up 25% from $7,297,000 for the same period in fiscal 1999. Audiological service revenues decreased 14% to $842,000 for the three months ended January 31, 2000, from $974,000 for the comparable period in fiscal 1999. Audiological service revenues represented 8% and 11% of total revenues for the three month periods ended January 31, 2000 and 1999, respectively. The decrease in audiological service revenues was a result of the Company's continued focus on more profitable hearing instrument sales. Other revenues increased 162% to $564,000 for the three months ended January 31, 2000, from $215,000 for the three months ended January 31, 1999. The increase was primarily due to increased revenues from The Sonus Network, the Company's franchise licensing program, and from the Company's Hear PO Corp. subsidiary. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,100 affiliated audiologists, sells Hear PO brand private label hearing instruments, and operates as a buying group for its affiliated audiologists.

         Product Gross Profit. Product gross profit for the three months ended January 31, 2000, was $6,077,000 or 67% of product revenues, compared to $4,412,000 or 60% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, increased utilization of the Company's private-label hearing instruments, and better price management.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 46% for the three months ended January 31, 2000, compared to 48% for the three months ended January 31, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the three months ended January 31, 2000, were $4,797,000, representing an increase of 18% over clinical expenses of $4,050,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the three months ended January 31, 2000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 23% for the three-month period ended January 31, 2000, versus 20% for the same period in the prior fiscal year. General and administrative expenses increased 39% from $1,738,000 for the three months ended January 31, 1999, to $2,413,000 for the three months ended January 31, 2000. The increase in general and administrative expenses was due to increased personnel costs and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the three-month period ended January 31, 2000, compared to 6% for the three months ended January 31, 1999. Depreciation and amortization expense for the three months ended January 31, 2000, was $727,000, an increase of 41% over the depreciation and amortization expense of $514,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 20 additional centers acquired by the Company during the twelve-month period ended January 31, 2000.

         Interest Income and Expense. Interest income for the three months ended January 31, 2000, increased to $120,000 from $66,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company. Interest expense for the three months ended January 31, 2000, was $111,000 compared to $56,000 for the three months ended January 31, 1999, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the three months ended January 31, 2000, decreased 36% from $699,000 for the three months ended January 31, 1999, to $445,000 for the three months ended January 31, 2000. The Company had income from operations before depreciation and amortization for the three months ended January 31, 2000, of $273,000 compared to a loss from operations before depreciation and amortization of $187,000 for the three months ended January 31, 1999.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

         Revenues. Total revenues for the six months ended January 31, 2000, were $20,636,000, representing a 27% increase over revenues of $16,187,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 12 hearing care centers that were not owned by the Company at January 31, 1999, as well as an increase of 4% in same-store revenue. Product revenues were $17,950,000 for the six months ended January 31, 2000, up 29% from $13,943,000 for the same period in fiscal 1999. Audiological service revenues decreased 9% to $1,718,000 for the six months ended January 31, 2000, from $1,894,000 for the comparable period in fiscal 1999. Audiological service revenues represented 8% and 12% of total revenues for the six month periods ended January 31, 2000 and 1999, respectively. The Company continued its focus on more profitable hearing instrument sales resulting in a decrease in audiological service revenues. Other revenues increased 177% to $968,000 for the six months ended January 31, 2000, from $350,000 for the six months ended January 31, 1999. The increase was primarily due to increased revenues from The Sonus Network and Hear PO Corp.

         Product Gross Profit. Product gross profit for the six months ended January 31, 2000, was $11,888,000 or 66% of product revenues, compared to $8,457,000 or 61% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, increased utilization of the Company's private-label hearing instruments, better price management, and a tiered pricing strategy based on levels of technology that was introduced in November 1999.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 47% for the six months ended January 31, 2000, compared to 52% for the six months ended January 31, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, eliminate inefficient and duplicative processes, and increase same-store sales. Clinical expenses for the six months ended January 31, 2000, were $9,683,000, representing an increase of 15% over clinical expenses of $8,415,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the six months ended January 31, 2000.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses remained level at 22% for the six-month periods ended January 31, 2000 and 1999. General and administrative expenses increased 26% from $3,521,000 for the six months ended January 31, 1999, to $4,451,000 for the six months ended January 31, 2000, due to higher personnel expenses and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the six-month period ended January 31, 2000, compared to 6% for the six months ended January 31, 1999. Depreciation and amortization expense for the six months ended January 31, 2000, was $1,425,000, an increase of 44% over the depreciation and amortization expense of $989,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 20 additional centers acquired by the Company during the twelve-month period ended January 31, 2000.

         Interest Income and Expense. Interest income for the six months ended January 31, 2000, decreased slightly to $161,000 from $170,000 for the same period in the prior fiscal year. Interest expense for the six months ended January 31, 2000, was $208,000 compared to $112,000 for the six months ended January 31, 1999, an increase of 86%, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the six months ended January 31, 2000, decreased 53% from $2,173,000 for the six months ended January 31, 1999, to $1,030,000 for the six months ended January 31, 2000. The Company had income from operations before depreciation and amortization for the six months ended January 31, 2000, of $440,000 compared to a loss from operations before depreciation and amortization of $1,235,000 for the six months ended January 31, 1999.

LIQUIDITY AND CASH RESERVES

         For the three months ended January 31, 2000, net cash used in operating activities was $630,000 compared to $729,000 for the three months ended January 31, 1999. Net cash used in operations for the three months ended January 31, 2000, was attributable to the net loss of $445,000, increases in accounts receivable, other receivables, and prepaid expenses of $677,000, $169,000, and $67,000, respectively, and a decrease in accounts payable and accrued liabilities of $146,000, offset by non-cash depreciation and amortization and provision for bad debt expense of $727,000 and $86,000, respectively, and a decrease in inventory of $61,000. Net cash used in operations for the three months ended January 31, 1999, was attributable to the net loss of $699,000, increases in accounts receivable, other receivables, and prepaid expenses of $1,033,000, $210,000, and $195,000, respectively, offset by non-cash depreciation and
amortization and provision for bad debt expense of $514,000 and $81,000, respectively, an increase in accounts payable and accrued liabilities of $515,000, and a decrease in inventory of $298,000. Net cash used in investing activities in the three months ended January 31, 2000, was $1,004,000, consisting primarily of the purchase of property and equipment of $885,000 and net cash paid on business acquisitions of $156,000. In the three months ended January 31, 1999, investing activities provided net cash of $630,000, primarily from the sale of short-term investments of $1,945,000, offset by the purchase of property and equipment of $1,120,000 and net cash paid on business acquisitions of $273,000. Net cash used in financing activities was $1,688,000 in the three months ended January 31, 2000, compared to $434,000 in the three months ended January 31, 1999. The change was primarily due to increases in repayments of long-term debt and capital lease obligations and short-term notes payable during the three months ended January 31, 2000 of $849,000 and $377,000, respectively.

         The Company believes that its cash and short-term investments, along with cash generated from operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, the Company anticipates that additional funding will be needed to fund the Company's strategy of acquiring additional hearing care centers. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

YEAR 2000

         The Company undertook a review of the potential effects of the Year 2000 problem regarding date recognition on its business on a system by system basis. With respect to its information technology ("IT") systems, the Company surveyed all of its software, servers, personal computers, and network hardware to determine compliance with Year 2000 standards. The Company also reviewed its non-IT systems (primarily voice communications) for Year 2000 compliance. All IT and non-IT systems that were found to be non-compliant with Year 2000 standards were replaced at a cost of less than $100,000. The Company does not expect to incur any additional costs related to the Year 2000 problem.

         To date, the Company has not experienced any significant Year 2000 problems with its IT and non-IT systems, nor has it detected any significant Year 2000 problems affecting its vendors or customers. The Company will continue to monitor the effect of the Year 2000 problem on its internal systems and on its significant suppliers. Although the Company believes that its efforts to address the Year 2000 problem have been adequate, unexpected problems may arise that could have a negative impact on the Company's operations.

PART II
OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual and special general meeting of the Company's shareholders was held on December 15, 1999 (the "Annual Meeting"). At the Annual Meeting, the number of directors of the Company was fixed at eight (until such time as the directors of the Company determine by resolution to appoint one or more additional directors in accordance with the Company's Articles) by the following vote: 9,635,577 for; 9,740 against or withheld; 1,560 abstentions and broker non-votes.

         The following directors were elected at the Annual Meeting to serve until the next annual general meeting:

                                                            Abstentions
                                                            and Broker
                          For               Withheld        Non-votes
                          ---               --------        -----------
Joel Ackerman             9,634,822         12,055                  0
Haywood D. Cochrane, Jr.  9,634,822         12,055                  0
Brandon M. Dawson         9,634,822         12,055                  0
William DeJong            9,634,822         12,055                  0
Gregory J. Frazer         9,634,822         12,055                  0
Hugh T. Hornibrook        9,634,822         12,055                  0
Scott E. Klein            9,634,822         12,055                  0
David J. Wenstrup         9,634,822         12,055                  0

         At the Annual Meeting, KPMG LLP was approved as independent auditors of the Company and the board of directors was authorized to fix the auditors' remuneration by the following vote: 9,639,797 for; 700 against or withheld; and 6,380 abstentions and broker non-votes. In addition, a resolution approving the amendment of the Company's Articles amending and restating the terms of the Company's Series A Convertible Preferred Shares was approved by the following vote: 7,353,074 for; 23,935 against or withheld; and 2,269,868 abstentions and broker non-votes.

ITEM 5.       OTHER INFORMATION.

         On January 1, 2000, Leslie H. Cross was appointed to the board of directors of the Company, filling the vacancy created by the resignation of William DeJong. Mr. Cross is President and Chief Executive Officer of dj Orthopedics, LLC, a manufacturer and distributor of orthopedic and sports-related products.

         On February 11, 2000, Paul C. Campbell was appointed Senior Vice President and Chief Financial Officer of the Company. Prior to joining the Company, Mr. Campbell was Chief Financial Officer for Famous Dave's of America, Inc., an operator and franchisor of full-service and counter-style restaurants. From 1995 to 1999, Mr. Campbell served as Senior Vice President and Chief Financial Officer of Cucina! Cucina!, a restaurant chain.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 31, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SONUS CORP.


                                    By: /s/ Scott E. Klein
                                        -----------------------------
                                        Scott E. Klein
                                        President and Chief Operating Officer


                                    By: /s/ Douglas A Pease
                                        -----------------------------
                                        Douglas A Pease
                                        Controller
                                        (Chief Accounting Officer)


DATED:  March 15, 2000

                                  EXHIBIT INDEX
                                  -------------
 Exhibit
 Number                           Description of Exhibit
--------                          ----------------------
  10 Employment Agreement between Sonus Corp. and Paul C. Campbell dated February 11, 2000.

  27       Financial Data Schedule.