Form 10QSB
period 2000-04-30
SONUS CORP
filed 2000-06-19
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended April 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,101,706 Common Shares, without par or nominal value, outstanding as of June 9, 2000

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

                                                    SONUS CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                               April 30,             July 31,
                                                                                 2000                  1999
                                                                            --------------         --------------
                                                                             (Unaudited)              (Audited)

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                              $       3,165          $         498
     Accounts receivable, net of allowance for doubtful
       accounts of $1,185 and $907, respectively                                    6,241                  3,666
     Other receivables                                                              1,226                    346
     Inventory                                                                        462                    499
     Prepaid expenses                                                                 472                    340
                                                                            --------------         --------------
                Total current assets                                               11,566                  5,349

Property and equipment, net                                                         8,202                  6,208
Other assets                                                                           56                     60
Goodwill and covenants not to compete, net                                         20,009                 19,768
                                                                            --------------         --------------
                                                                            $      39,833          $      31,385
                                                                            ==============         ==============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                             $           -          $         500
     Accounts payable                                                               4,324                  3,727
     Accrued payroll                                                                1,512                  1,223
     Other accrued liabilities                                                      1,707                  1,317
     Convertible notes payable                                                          -                    931
     Capital lease obligations, current portion                                       288                    129
     Long-term debt, current portion                                                2,172                  2,150
                                                                            --------------         --------------
                Total current liabilities                                          10,003                  9,977

Capital lease obligations, less current portion                                       284                     96
Long-term debt, less current portion                                                1,846                  2,497
                                                                            --------------         --------------
                Total liabilities                                                  12,133                 12,570
                                                                            --------------         --------------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $20,115)              15,701                 15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $10,467)               9,860                    ---
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,103,026 and 6,109,026 shares,
          respectively, issued and outstanding                                     14,926                 14,976
     Notes receivable from shareholders                                               (93)                   (93)
     Accumulated deficit                                                          (12,514)               (11,595)
     Accumulated other comprehensive loss                                            (180)                  (174)
                                                                            --------------         --------------
                Total shareholders' equity                                         27,700                 18,815
                                                                            --------------         --------------
                                                                            $      39,833          $      31,385
                                                                            ==============         ==============

                            See accompanying notes to consolidated financial statements


                                                         SONUS CORP.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except per share data)
                                                         (Unaudited)
                                                             Three months ended                     Nine months ended
                                                                   April 30,                             April 30,
                                                       -----------------------------          ------------------------------
                                                          2000               1999                 2000                1999
                                                       ----------         ----------          ----------          ----------
Revenues:
     Product                                           $  10,228          $   7,823           $  28,178           $  21,766
     Service                                               1,032                799               2,750               2,693
     Other                                                   823                471               1,791                 821
                                                       ----------         ----------          ----------          ----------
    Net revenues                                          12,083              9,093              32,719              25,280

Costs and expenses:
     Cost of products sold                                 3,511              2,869               9,573               8,355
     Clinical expenses                                     5,188              4,073              14,871              12,488
     General and administrative expenses                   2,542              1,514               6,993               5,035
     Depreciation and amortization                           756                562               2,181               1,551
                                                       ----------         ----------          ----------          ----------
Total costs and expenses                                  11,997              9,018              33,618              27,429
                                                       ----------         ----------          ----------          ----------

Income (loss) from operations                                 86                 75                (899)             (2,149)


Other income (expense):
      Interest income                                         89                 51                 250                 221
      Interest expense                                       (64)               (59)               (272)               (171)
      Other, net                                             -                   (2)                  2                  (9)
                                                       ----------         ----------          ----------          ----------
Net income (loss)                                      $     111          $      65           $    (919)          $  (2,108)
                                                       ==========         ==========          ==========          ==========

Net income (loss) per share of common stock:
    Basic                                              $    0.02          $    0.01           $   (0.15)          $   (0.35)
    Diluted                                            $    0.01          $    0.01           $   (0.15)          $   (0.35)

Weighted average shares outstanding:
    Basic                                                  6,082              6,093               6,084               6,090
    Diluted                                               11,313              8,953               6,084               6,090


                                 See accompanying notes to consolidated financial statements

                                                         SONUS CORP.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)
                                                         (Unaudited)

                                                                   Three months ended             Nine months ended
                                                                       April 30,                      April 30,
                                                               ------------------------      ------------------------
                                                                  2000            1999           2000           1999
                                                               ------------------------      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $    111      $    65        $  (919)       $ (2,108)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Provision for bad debt expense                            119           77            303             226
          Depreciation and amortization                             756          562          2,181           1,551
     Changes in operating assets and liabilities:
          Accounts receivable                                    (1,469)          99         (2,765)           (847)
          Other receivables                                        (538)        (115)          (873)           (315)
          Inventory                                                  (5)          90             44             336
          Prepaid expenses                                           28           34           (131)           (273)
          Accounts payable and accrued liabilities                  295       (1,031)         1,126            (283)
                                                               ---------     --------       --------       ---------
             Net cash used in operating activities                 (703)        (219)        (1,034)         (1,713)
                                                               ---------     --------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments                                 ---        2,093            ---           5,908
     Purchase of property and equipment                            (775)        (554)        (2,856)         (2,589)
     Additional costs related to acquisitions                       ---           86            ---              60
     Deferred acquisition costs and other, net                        1          (30)             4            (132)
     Net cash paid on business acquisitions                        (187)        (148)          (433)         (1,371)
                                                               ---------     --------       --------       ---------
             Net cash provided by (used in) investing              (961)       1,447         (3,285)          1,876
                                                               ---------     --------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long term debt
       and capital lease obligations                               (781)        (629)        (2,334)         (1,136)
     Deferred financing costs, net                                  ---          ---            ---             (15)
     Repayments of bank loans and
          short-term notes payable                                  ---            1           (500)           (295)
     Notes receivable from shareholders                             ---           29            ---              29
     Issuance of preferred stock, net of costs                      ---            1          9,860             249
     Repurchase of common stock                                     (25)         (39)           (50)            (50)
                                                               ---------     --------       --------       ---------
             Net cash provided by (used in) financing              (806)        (637)         6,976          (1,218)
                                                               ---------     --------       --------       ---------
Net increase (decrease) in cash and cash equivalents             (2,470)         591          2,657          (1,055)

Effect on cash and cash equivalents of changes
  in foreign translation rate                                       (16)          14             10              67

Cash and cash equivalents, beginning of period                    5,651        1,127            498           2,720

                                                               ---------     --------       --------       ---------
Cash and cash equivalents, end of period                       $  3,165      $ 1,732        $ 3,165        $  1,732
                                                               ---------     --------       --------       ---------
Supplemental disclosure of cash flow information:
     Interest paid during the period                           $    112      $    59        $   261        $    171
Supplemental disclosure of non-cash investing and
  financing activities:
     Issuance and assumption of long-term debt in acquisitions      270          197            550           1,706
     Acquisition of clinical equipment and computer
       hardware with capital lease obligations                      ---          ---            566             ---
     Issuance of long-term debt in connection with expanded
       covenants not to compete with purchase price adjustments
       for acquisitions completed in fiscal year 1998               ---          ---            ---             650


                                 See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Interim Financial Statements

         The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain amounts in the financial statements for the three and nine-month periods ended April 30, 1999, have been reclassified in order to conform to the presentation for the three and nine-month periods ended April 30, 2000.

2.       Acquisitions

         During the three months ended April 30, 2000, the Company acquired six hearing care centers in five separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $187,000, promissory notes issued by the Company of $218,000 payable over three years, and assumed liabilities of $65,000. As a result of the acquisitions, the Company recorded $62,000 in property and equipment, $7,000 in other assets, $357,000 in goodwill, which included costs related to acquisitions, and $55,000 in covenants not to compete.

3.       Comprehensive Income (Loss)

                               Three months ended          Nine months ended
                                    April 30,                   April 30,
                               -------------------         -------------------
                               2000           1999         2000           1999
                               ----           ----         ----           ----
                                               (in thousands)
Net income (loss)              $ 111          $ 65         $(919)    $  (2,108)

Other comprehensive income
(loss), net of tax:
Foreign currency translation
adjustments
                                  46            40             7            93
                               -----         -----          -----      --------
Net income (loss)              $ 157         $ 105         $(912)      $(2,015)
                               =====         =====         ======      ========

4.       Segment Information

              The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services. Sales are primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows:

                                Three months ended          Nine months ended
                                     April 30,                   April 30,
                                ------------------          ------------------
                                2000           1999         2000           1999
                                ----           ----         ----           ----
                                                 (in thousands)
         United States       $ 11,129        $ 8,371      $ 30,048     $ 23,000
         Canada                   954            722         2,671        2,280
                             --------        -------      --------     ---------

         Total               $ 12,083        $ 9,093      $ 32,719     $ 25,280
                             ========        =======      ========     ========

5.       Property and Equipment

         Property and equipment consist of the following:

                                          April 30, 2000         July 31, 1999
                                          --------------         -------------
                                                      (in thousands)
         Professional equipment              $  2,628              $  2,154
         Office equipment                       1,138                   926
         Leasehold improvements                 1,472                 1,030
         Computer equipment and software        6,699                 4,689
                                             --------              --------
                                               11,937                 8,799
         Less accumulated depreciation         (3,735)               (2,591)
                                             --------              --------
                                             $  8,202              $  6,208
                                             ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

         Revenues. Total revenues for the three months ended April 30, 2000, were $12,083,000, representing a 33% increase over revenues of $9,093,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 14 hearing care centers that were not owned by the Company at April 30, 1999, as well as an increase of 6% in same-store revenue. Product revenues were $10,228,000 for the three months ended April 30, 2000, up 31% from $7,823,000 for the same period in fiscal 1999. Product revenues represented 85% and 86% of total revenues for the three-month periods ended April 30, 2000 and 1999, respectively. Audiological service revenues increased 29% to $1,032,000 for the three months ended April 30, 2000, from $799,000 for the comparable period in fiscal 1999. Other revenues increased 75% to $823,000 for the three months ended April 30, 2000, from $471,000 for the three months ended April 30, 1999. The increase was primarily due to increased revenues from The Sonus Network (the Company's franchise license program) and from the Company's Hear PO Corp. subsidiary. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,300 affiliated audiologists and also sells Hear PO brand private label hearing instruments.

         Product Gross Profit. Product gross profit for the three months ended April 30, 2000, was $6,717,000 or 66% of product revenues, compared to $4,954,000 or 63% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to more favorable contracts with suppliers, increased utilization of the Company's private-label hearing instruments, and better price management.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 43% for the three months ended April 30, 2000, compared to 45% for the three months ended April 30, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the three months ended April 30, 2000, were $5,188,000, representing an increase of 27% over clinical expenses of $4,073,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the three months ended April 30, 2000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 21% for the three-month period ended April 30, 2000, versus 17% for the same period in the prior fiscal year. General and administrative expenses increased 68% from $1,514,000 for the three months ended April 30, 1999, to $2,542,000 for the three months ended April 30, 2000. The increase in general and administrative expenses was due to increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense remained constant at 6% for each of the three-month periods ended April 30, 2000 and 1999. Depreciation and amortization expense for the three months ended April 30, 2000, was $756,000, an increase of 35% over the depreciation and amortization expense of $562,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional centers acquired by the Company during the twelve-month period ended April 30, 2000.

         Interest Income and Expense. Interest income for the three months ended April 30, 2000, increased to $89,000 from $51,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company. Interest expense for the three months ended April 30, 2000, was $64,000 compared to $59,000 for the three months ended April 30, 1999.

         Net Income. The Company's net income for the three months ended April 30, 2000, increased 71% from $65,000 for the three months ended April 30, 1999, to $111,000 for the three months ended April 30, 2000. The Company had income from operations before depreciation and amortization for the three months ended April 30, 2000, of $842,000 compared to income from operations before depreciation and amortization of $637,000 for the three months ended April 30, 1999.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

         Revenues. Total revenues for the nine months ended April 30, 2000, were $32,719,000, representing a 29% increase over revenues of $25,280,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 14 hearing care centers that were not owned by the Company at April 30, 1999, as well as an increase of 6% in same-store revenue. Product revenues were $28,178,000 for the nine months ended April 30, 2000, up 29% from $21,766,000 for the same period in fiscal 1999. Audiological service revenues increased 2% to $2,750,000 for the nine months ended April 30, 2000, from $2,693,000 for the comparable period in fiscal 1999. Product revenues represented 86% of total revenues for each of the nine-month periods ended April 30, 2000 and 1999. Other revenues increased 118% to $1,791,000 for the nine months ended April 30, 2000, from $821,000 for the nine months ended April 30, 1999. The increase was primarily due to increased revenues from The Sonus Network and Hear PO Corp.

         Product Gross Profit. Product gross profit for the nine months ended April 30, 2000, was $18,605,000 or 66% of product revenues, compared to $13,411,000 or 62% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to more favorable contracts with suppliers, increased utilization of the Company's private-label hearing instruments, and better price management.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 45% for the nine months ended April 30, 2000, compared to 49% for the nine months ended April 30, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, and eliminate inefficient and duplicative processes, and to increased same-store sales. Clinical expenses for the nine months ended April 30, 2000, were $14,871,000, representing an increase of 19% over clinical expenses of $12,488,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the nine months ended April 30, 2000.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 21% for the nine-month period ended April 30, 2000, compared to 20% for the nine months ended April 30, 1999. General and administrative expenses increased 39% from $5,035,000 for the nine months ended April 30, 1999, to $6,993,000 for the nine months ended April 30, 2000, due to higher personnel expenses and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the nine-month period ended April 30, 2000, compared to 6% for the nine months ended April 30, 1999. Depreciation and amortization expense for the nine months ended April 30, 2000, was $2,181,000, an increase of 41% over the depreciation and amortization expense of $1,551,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional hearing care centers acquired by the Company during the twelve-month period ended April 30, 2000.

         Interest Income and Expense. Interest income for the nine months ended April 30, 2000, increased 13% to $250,000 from $221,000 for the same period in the prior fiscal year. Interest expense for the nine months ended April 30, 2000, was $272,000 compared to $171,000 for the nine months ended April 30, 1999, an increase of 59%, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the nine months ended April 30, 2000, decreased 56% from $2,108,000 for the nine months ended April 30, 1999, to $919,000 for the nine months ended April 30, 2000. The Company had income from operations before depreciation and amortization for the nine months ended April 30, 2000, of $1,282,000 compared to a loss from operations before depreciation and amortization of $598,000 for the nine months ended April 30, 1999.

LIQUIDITY AND CASH RESERVES

         For the three months ended April 30, 2000, net cash used in operating activities was $703,000 compared to $219,000 for the three months ended April 30, 1999. Net cash used in operations for the three months ended April 30, 2000, was primarily attributable to increases in accounts receivable and other receivables of $1,469,000 and $538,000, respectively, offset by net income of $111,000, an increase in accounts payable and accrued liabilities of $295,000, and non-cash depreciation and amortization and provision for bad debt expense of $756,000 and $119,000, respectively. Net cash used in operations for the three months ended April 30, 1999, was primarily attributable to a decrease in accounts payable and accrued liabilities of $1,031,000 and an increase in other receivables of $115,000, offset by net income of $65,000, decreases in accounts receivable and inventory of $99,000 and $90,000, respectively, and non-cash depreciation and amortization and provision for bad debt expense of $562,000 and $77,000, respectively.

         Net cash used in investing activities in the three months ended April 30, 2000, was $961,000, consisting of the purchase of property and equipment of $775,000 and net cash paid on business acquisitions of $187,000. In the three months ended April 30, 1999, investing activities provided net cash of $1,447,000, primarily from the sale of short-term investments of $2,093,000, offset by the purchase of property and equipment of $554,000 and net cash paid on business acquisitions of $148,000.

         Net cash used in financing activities was $806,000 in the three months ended April 30, 2000, compared to $637,000 in the three months ended April 30, 1999. The change was primarily due to an increase in repayments of long-term debt and capital lease obligations during the three months ended April 30, 2000 of $152,000.

         For the nine months ended April 30, 2000, net cash used in operating activities was $1,034,000 compared to $1,713,000 for the nine months ended April 30, 1999. Net cash used in operations for the nine months ended April 30, 2000, was primarily attributable to the net loss of $919,000, and increases in accounts receivable, other receivables, and prepaid expenses of $2,765,000, $873,000, and $131,000, respectively, offset by an increase in accounts payable and accrued liabilities of $1,126,000, and non-cash depreciation and amortization and provision for bad debt expense of $2,181,000 and $303,000, respectively. Net cash used in operations for the nine months ended April 30, 1999, was attributable the net loss of $2,108,000 an increase in accounts receivable, other receivables, and prepaid expenses of $847,000, $315,000, and $273,000, respectively, and a decrease in accounts payable and accrued expenses of $283,000 offset by a decrease in inventory of $336,000 and non-cash depreciation and amortization and provision for bad debt expense of $1,551,000 and $226,000, respectively.

         Net cash used in investing activities in the nine months ended April 30, 2000, was $3,285,000, consisting primarily of the purchase of property and equipment of $2,856,000 and net cash paid on business acquisitions of $433,000. In the nine months ended April 30, 1999, investing activities provided net cash of $1,876,000, primarily from the sale of short-term investments of $5,908,000, offset by the purchase of property and equipment of $2,589,000 and net cash paid on business acquisitions of $1,371,000.

         Net cash provided by financing activities was $6,976,000 in the nine months ended April 30, 2000, compared to net cash used in financing activities of $1,218,000 in the nine months ended April 30, 1999. The change was primarily due to an increase in repayments of long-term debt and capital lease obligations during the nine months ended April 30, 2000 of $1,198,000 and the issuance of 2,500,000 Series B Convertible Preferred Shares in a private placement for net proceeds of $9,860,000 on October 1, 1999.

         The Company believes that its cash and short-term investments, along with cash generated from operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the remainder of the calendar year. The Company is currently negotiating with a commercial bank to obtain a $2,000,000 line of credit to provide additional cash reserves, if needed. The Company may also seek additional funding to support the Company's strategy of acquiring additional hearing care centers. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits filed as part of this report or incorporated by reference herein are listed in the accompanying exhibit index.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SONUS CORP.


                       By: /s/ Scott Klein
                           ---------------------------
                            Scott Klein
                            President and Chief Operating Officer

                       By: /s/ Paul C. Campbell
                           ---------------------------
                            Paul C. Campbell
                            Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                       By: /s/ Douglas A. Pease
                           ---------------------------
                            Douglas A. Pease
                            Controller
                            (Principal Accounting Officer)

DATED:  June 16, 2000

                                  EXHIBIT INDEX

Exhibit
 Number                        Description of Exhibit
-------                        ----------------------
  27       Financial Data Schedule.