Form 10KSB
period 2000-07-31
SONUS CORP
filed 2000-11-14
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

(MARK ONE)

       [x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                       OR

       [ ]         TRANSITION   REPORT  UNDER   SECTION  13  OR  15(D)  OF  THE
                   SECURITIES  EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD
                   FROM       TO
                       ------    ------
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


                                 (503) 225-9152
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
   COMMON SHARES, WITHOUT NOMINAL              AMERICAN STOCK EXCHANGE
         OR PAR VALUE

       Securities registered under Section 12(g) of the Exchange Act: NONE

                                   -----------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$43,959,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 10, 2000: $17,029,169.

         State the number of shares outstanding of each of the issuer's classes of common equity: Common Shares, without nominal or par value, 6,095,706 shares, as of November 10, 2000.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the issuer's definitive Management Information Circular and Proxy Statement dated November 16, 2000, are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I........................................................................3
ITEM 1.  Description of Business..............................................3
ITEM 2.  Description of Property..............................................9
ITEM 3.  Legal Proceedings....................................................9
ITEM 4.  Submission of Matters to a Vote
          of Security Holders.................................................9
PART II......................................................................10
ITEM 5.  Market for Common Equity and Related Stockholder Matters............10
ITEM 6.  Management's Discussion and Analysis or Plan of Operation...........12
ITEM 7.  Financial Statements................................................15
ITEM 8.  Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure.................33
PART III.....................................................................34
ITEM 9.  Directors, Executive Officers, Promoters, and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................34
ITEM 10. Executive Compensation..............................................34
ITEM 11. Security Ownership of Certain Beneficial Owners and Management......34
ITEM 12. Certain Relationships and Related Transactions......................34
ITEM 13. Exhibits and Reports on Form 8-K....................................34

                           FORWARD-LOOKING STATEMENTS

         Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Sonus Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care centers, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care centers on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care centers, the ability of the Company to attract audiology centers as franchise licensees under The Sonus Network, product and professional liability claims brought against the Company that exceed its insurance coverage, the Company's ability to collect its accounts receivable in a timely manner, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         The Company was incorporated under the laws of the Province of Alberta, Canada, in July 1993, under the name "575035 Alberta Ltd." The Company changed its name to HealthCare Capital Corp. in October 1994, when it acquired nine hearing care centers in British Columbia. The Company did not begin operating in the United States until it purchased two hearing care centers near Santa Maria, California, in July 1996. By vote of the shareholders, the Company changed its name from HealthCare Capital Corp. to Sonus Corp. in February 1998, and changed its jurisdiction of incorporation from Alberta, Canada, to Yukon Territory, Canada, in December 1998. The Company, through its subsidiaries Sonus-USA, Inc. ("Sonus-USA"), Sonus-Texas, Inc. ("Sonus-Texas"), and Sonus-Canada Ltd. ("Sonus-Canada"), currently owns and operates 106 hearing care centers in the United States and Western Canada. Centers owned by the Company are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, Oregon, Texas, and Washington and in the Canadian provinces of British Columbia and Alberta.

         In addition to its company-owned hearing centers, the Company operates, through Sonus-USA, a franchise licensing program called The Sonus Network, with 442 current locations. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. There are currently 281 Sonus Network licensees located in 43 states and the District of Columbia.

         The Company, through its subsidiary Hear PO Corp. ("Hear PO"), also operates as an independent provider association and hearing care benefit administrator. Hear PO obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,400 affiliated audiologists and sells Hear PO brand private label hearing instruments. Hear PO currently has contracts to provide hearing care benefits to over 57 million covered lives.

         Each of the hearing care centers owned by the Company provides a full range of audiological products and services to hearing impaired individuals. During the fiscal year ended July 31, 2000, approximately 85% of the Company's revenues were derived from product sales, including hearing instruments, batteries, and accessories, 8% were derived from audiological services, and 7% were from other sources, including The Sonus Network and Hear PO. Substantially all of the Company's hearing care centers are staffed with audiologists. The Company's operating strategy is to provide patients with high quality and cost-effective hearing care while at the same time increasing its operating margins by attracting and retaining patients, recruiting qualified and productive audiologists and hearing instrument dispensers, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts. The Company believes that it is well positioned to provide retail hearing rehabilitative services to consumers while simultaneously serving the diagnostic needs of referring physicians and meeting the access and cost concerns of managed care providers and insurance companies.

         The Company sells products through its internet site at  www.sonus.com.
                                                                  -------------
Products that can be purchased through  www.sonus.com include gift certificates,
                                        -------------
hearing instrument batteries, assistive listening devices, hearing protection items, educational materials, and audiology equipment, supplies and accessories. Audiologists and hearing instrument dispensers can also purchase hearing instruments for resale to their patients. The Company believes that e-commerce poses substantial opportunities for revenue growth and intends to continue to devote resources to enhancing its web site and increasing product availability and differentiation.

INDUSTRY BACKGROUND

PROFESSIONALS AND CENTERS. Hearing instruments may be dispensed by either a dispensing audiologist or a hearing instrument specialist ("HIS"). Although both audiologists and HISs may be licensed to dispense hearing instruments, audiologists have advanced training in audiology and hold either a masters or Ph.D. degree.

         The June 2000 issue of THE HEARING REVIEW, a hearing industry trade journal, indicates that approximately 31% of HISs in the U.S. are at least 61 years of age, 33% are 51-60 years of age, 25% are 41-50 years of age and only 11% are age 40 or under, compared to 8%, 30%, 46% and 16%, respectively, for dispensing audiologists. The Company believes that many HISs are facing retirement with no formal "exit-strategy," a situation that creates an attractive investment opportunity for the Company.

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

         Managed care arrangements may also favor the consolidation of hearing care practices. Managed care organizations contract with health care providers such as the Company to provide health care services and products to their members. These organizations seek to establish relationships with providers whose offices are convenient for the organization's members and that can offer quality services and products at very competitive prices. Managed care organizations also typically seek to shift some of the economic risk of providing health care to the provider of the care. This shifting of risk is accomplished in a number of ways, including capping fees, requiring discounted fees, or paying a set fee per patient irrespective of the amount of care delivered to that patient. As managed care arrangements become more pervasive, the Company believes that hearing care professionals will have an even greater need for the geographic reach, economies of scale, information resources, and management expertise that larger organizations such as the Company can provide. However, managed care is not presently a large part of the hearing care market and hearing care products and services are likely to continue to be provided predominantly on a private pay basis for the next several years.

HEARING IMPAIRED POPULATION. The number of persons in the United States who have hearing loss is estimated to be approximately 28 million and the percentage of individuals with a hearing loss relative to the general population is approximately 2% for those under 18 years of age, 5% for those between 18 and 44 years of age, 14% for those between 45 and 64 years of age, 23% for those between 65 and 74 years of age, and 32% for those over 75 years of age. In addition, the American Tinnitus Association estimates that approximately 12 million American adults have tinnitus (a ringing sensation in the ears) that is severe enough to seek medical help.

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

HEARING HEALTH CARE INDUSTRY SEGMENTS. The hearing health care industry serving patients with hearing and balance disorders is comprised of four distinct service segments:

-        hearing   rehabilitation   services,   including  the   evaluation  and
         rehabilitation  of  persons  with  hearing   impairments  by  assessing
         communicative impairment and providing amplification;

- advanced audio-diagnostic services, including the neuro-audiologic evaluation and non-medical diagnosis of hearing and balance disorders;

- industrial and preventative audiological services, including noise level measurements, dosimetry, and hearing screenings; and

-        otolaryngologic   services,   including   surgery  and  other   medical
         treatment.

         The Company's hearing centers primarily provide hearing rehabilitation services, which include the assessment and rehabilitation of persons with hearing impairments through the use of hearing instruments and counseling. Rehabilitation services, including amplification systems, are provided by audiologists and HISs. The services offered include the diagnostic audiological testing, fitting and dispensing of hearing instruments, follow-up rehabilitative assistance, the sale of hearing instrument batteries, hearing instrument repairs, and the sale of swim plugs, custom ear plugs, and assistive listening devices.

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

GROWTH STRATEGY

         The Company's growth strategy involves expanding its operations by selectively acquiring hearing centers located in existing as well as new geographic markets, increasing the number of licensees under the Company's franchise licensing program, and increasing the number of covered lives served by the Company under managed care contracts. The Company believes that the fragmented nature of the hearing care industry, the absence of industry-wide standards, and the inexperience and limited capital resources of many hearing care providers, combine to provide an opportunity to build an expanding network of Company-owned and licensed hearing care centers devoted to providing high-quality hearing health care services.

ACQUISITIONS. The Company works to expand its network of Company-owned centers in each new market by initially targeting for acquisition a significant hearing care practice in order to secure a solid foundation upon which to build a regional network of audiology practices. The Company then seeks to acquire additional individual or group practices in order to realize economies of scale in management, marketing, and administration. Due to the contacts of management with audiologists in the industry, the Company is frequently presented with opportunities to acquire hearing care centers. From August 1, 1996, to September 30, 2000, the Company acquired 122 centers, all located in the United States.

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

THE SONUS NETWORK. The Sonus Network was established in August 1998 to complement the Company's internal growth and acquisition strategy and allow additional national growth without incurring the added capital costs and management resources necessary for Company-owned centers. There are currently 281 members of The Sonus Network representing 442 locations in 43 states and the District of Columbia. The Company plans on adding 240 new franchisees in the next fiscal year. Unlike many traditional franchise systems, the Company allows its franchisees maximum flexibility in the day-to-day operation of their businesses, including the extent to which the franchisees wish to adopt the Sonus name and trademarks. The Company believes that the primary benefits of joining the Sonus Network are reduced pricing on hearing instruments and related products, access to quality marketing materials and national advertising programs developed by Sonus, the ability to offer Sonus private-label products, and exclusive protected territories for franchisees. Additional benefits include recruiting, training, and operational consulting services and on-line ordering of hearing instruments and related products.

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

RECRUITING QUALIFIED AND PRODUCTIVE AUDIOLOGISTS. Audiologists employed by the Company are primarily responsible for center profitability as well as for attracting and retaining customers. The Company seeks to employ audiologists who share the Company's goal of delivering high-quality hearing care service and who are also dedicated to expanding and enhancing their practices. The Company has developed an intensive six-week training course called the Greenhouse Program(R) for its audiologists that focuses on clinical audiology skills as well as private practice business management. Greenhouse participants are instructed by some of the hearing health industry's most accomplished and experienced professionals. The Company believes that the Greenhouse Program(R) can significantly increase employee performance and improve customer service. Greenhouse Program(R) graduates consistently rank among the Company's top performers. The Company also believes that it can offer significant benefits to private practice audiologists by providing assistance in administrative tasks associated with operating an audiology practice, thereby allowing them to focus on serving patients and increasing productivity.

ACHIEVING ECONOMIES OF SCALE AND ADMINISTRATIVE EFFICIENCIES. A key operating strategy of the Company is to achieve increased economies of scale and administrative efficiencies at each of its centers. When a center is acquired by the Company, it immediately has available to it terms and discounts with hearing instrument manufacturers that are generally more favorable than it could negotiate independently. In addition, the Company believes that by centralizing certain management and administrative functions such as marketing, billing, collections, human resources, risk management, payroll, and general accounting services, the profitability of a center can be improved by spreading the cost of such functions over a larger revenue base. The Company has developed an on-line management information system that links the Company's centers located in the United States with the Company's corporate headquarters in order to provide management with the ability to collect and analyze center data, control overhead expenses, allow detailed budgeting at the center level, and permit effective resource management.

PURSUE LARGE GROUP AND MANAGED CARE CONTRACTS. Although the Company intends to continue to aggressively pursue private-payor business because it is presently more pervasive and profitable than managed care business, the Company believes that by providing comprehensive geographic coverage in a particular market through its Company-owned and franchised centers and the over 1,400 audiologists affiliated with its Hear PO subsidiary, it is well positioned to offer hearing care services to managed care group and corporate health care organizations in that market. Managed care arrangements typically shift some of the economic risk of providing patient care from the person who pays for the care to the provider of the care by capping fees, requiring reduced fees, or paying a set fee per patient irrespective of the amount of care delivered. With respect to hearing care, such limits could result in reduced payments for services or restrictions on the types of services for which reimbursement is available or the frequency of replacements or upgrades of equipment. At the present time, managed care penetration of the hearing care market is limited. However, if managed care begins to play a larger role in hearing care, the Company plans to develop information systems to improve productivity, manage complex reimbursement methodologies, measure patient satisfaction and outcomes of care, and integrate information from multiple sources.

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

PRODUCTS AND SUPPLIERS

         The hearing instrument manufacturing industry is highly competitive with approximately 40 manufacturers serving the worldwide market. Few manufacturers offer significant product differentiation. The Company currently purchases a large percentage of its hearing instruments from six primary manufacturers based upon criteria that include quality, price, and service. The Company uses four top hearing instrument manufacturers to produce its Sonus Solution(TM) line of private-label digital hearing instruments. Hearing instruments in the Sonus Solution(TM) line come with a three-year warranty, a three-year supply of batteries, and a 75-day return policy. The Sonus Solution(TM) line is available only at Company-owned and franchised locations. In addition to hearing instruments, the Company's centers also offer a limited selection of other assistive listening devices and hearing instrument accessories.

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

         The Company believes that the same aspects of the Company's approach that earn the loyalty of current patients will also generate new patients. The Company's new patient marketing programs are designed to help the Company generate referrals from physicians and existing patients and increase the Company's visibility in the community. The Company seeks to foster such visibility by developing marketing materials and information sources that communicate the Company's philosophy of high quality patient-oriented hearing care. In July 2000, the Company launched its first-ever national consumer advertising campaign. The Company estimates that the campaign, which is expected to continue throughout the current fiscal year, will reach approximately 120 million people each quarter. Advertisements will appear in publications such as READER'S DIGEST (MATURE SELECT), READER'S DIGEST LARGE EDITION FOR EASIER READING, NEW CHOICES, PARADE MAGAZINE, RX REMEDY, SATURDAY EVENING POST, ROTARIAN, KIWANIS, and THE LION.

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

COMPETITION

         The hearing care industry in the United States and Canada is highly fragmented and intensely competitive. Many of the Company's competitors are small retailers that focus primarily on the sale of hearing instruments. However, the Company also competes on a regional basis with other networks of hearing care centers such as Hearx Ltd., Helix Hearing Care of America, Newport Audiology Centers, and American Hearing Centers, as well as with Beltone and Miracle-Ear, two large manufacturers of hearing instruments that distribute directly to consumers through national networks of franchised centers. Beltone and Miracle-Ear place a heavy emphasis on advertising and enjoy significant consumer brand name recognition. There can be no assurance that one or more of these competitors will not seek to compete directly in the markets targeted by the Company, nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by other companies or through the establishment of co-operatives, alliances, confederations or the like.

         The Sonus Network franchise program competes for members with buying groups such as The Audiology Co-Op and American Hearing Aid Associates that have been formed to provide small hearing instrument retailers with shared economies of scale. The Sonus Network also competes for members to a lesser extent with mature franchise systems such as Beltone and Miracle-Ear.

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

EMPLOYEES

         At October 1, 2000, the Company had 290 full-time and 96 part-time employees, of which 104 are audiologists or hearing instrument dispensers practicing full time and 42 are practicing part-time. None of the Company's employees are represented by a labor union. Management believes it maintains good relationships with its employees.

SERVICE AND ENFORCEMENT OF LEGAL PROCESS

         The Company is incorporated under the laws of Yukon Territory, Canada. One of the Company's directors is a resident of Canada and all or a portion of the assets of such director and of the Company are located outside of the United States. As a result, it may be difficult for holders of the Company's securities to effect service within the United States upon a director who is not a resident of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon the civil liability provisions of the United States federal securities laws to the extent such judgments exceed such person's United States assets. There is doubt as to the enforceability in Canada against the Company or against any of its directors who are not residents of the United States, in original actions or in actions for enforcement of judgments of United States courts, of liabilities predicated solely upon United States federal securities laws. The Company's agent for service of process in the United States is MN Service Corp. (Oregon), 111 S.W. Fifth Avenue, Suite 3500, Portland, Oregon 97204, telephone (503) 224-5858.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located in approximately 12,400 square feet of leased office space in downtown Portland, Oregon. The lease expires on September 30, 2004 and provides for an annual base rent of $235,200 until October 1, 2003, when the annual base rent increases to $273,060. Each of the Company's hearing centers operates in leased space that ranges in size from 800 to 3,000 square feet. Approximately 65 percent of the locations are leased for one to eight-year terms pursuant to generally non-cancelable leases (with renewal options in some cases) with the remaining locations leased on a month-to month basis. The aggregate committed rental expense as of July 31, 2000, for the subsequent five-year period is approximately $5.8 million.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         The Company's common shares ("Common Shares") are traded on the American Stock Exchange. The following table sets forth the reported high and low sales prices in United States dollars for the Common Shares for the periods indicated:

         FISCAL YEAR                     PERIOD               HIGH        LOW
         -----------                     ------               ----        ---
         1999........................ First Quarter          $9.875     $4.500
                                      Second Quarter         $5.375     $3.188
                                      Third Quarter          $5.750     $4.125
                                      Fourth Quarter         $4.938     $4.000

         2000........................ First Quarter          $4.500     $3.125
                                      Second Quarter         $5.000     $2.750
                                      Third Quarter          $5.500     $3.438
                                      Fourth Quarter         $3.625     $2.750

HOLDERS AND DIVIDENDS

         As of  October  1,  2000,  there  were 57  holders  of record of Common
Shares.

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

         This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals to amend the Tax Act that have been publicly announced prior to the date hereof (the "Proposed Amendments") and the Company's understanding of the current published administrative and assessing policies and practices of the Canada Customs and Revenue Agency. For the purposes of this summary, it has been assumed that the Tax Act will be amended as proposed, although no assurance can be given in this regard. This summary is not exhaustive of all possible federal income tax consequences and, except for the Proposed Amendments, does not anticipate any changes in the law, whether by legislative, governmental or judicial decision or action, nor does it take into account provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein. This summary is not applicable to holders who are "specified financial institutions" for purposes of the Tax Act, a holder that is a "financial institution" as defined in the Tax Act for purposes of the mark-to-market rules, or to a holder if an interest in such holder would be a "tax shelter investment" as defined in the Tax Act.

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

SALES OF UNREGISTERED SECURITIES DURING FISCAL 2000

         There were no securities of the Company issued without registration under the Securities Act of 1933 during the fiscal year ended July 31, 2000, except as previously reported in the Company's quarterly reports on Form 10-QSB filed during the fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         During the fiscal year ended July 31, 2000, the Company achieved improved financial results compared to the prior fiscal year. For the fiscal year ended July 31, 2000, the Company generated total revenues of $44.0 million, an increase of 30% over fiscal 1999. For the fiscal year ended July 31, 2000, the Company incurred a net loss of $3.1 million, a decrease of $1.8 million from the fiscal 1999 loss of $4.9 million. As of July 31, 2000, the Company's accumulated deficit was $14.7 million and its total shareholders' equity was $25.5 million.

ACQUISITIONS

         During the fiscal year ended July 31, 2000, the Company acquired 16 hearing care centers in 10 transactions. The Company also closed or consolidated 10 centers during the fiscal year in order to more effectively allocate its resources. The aggregate purchase price for the acquisitions consisted of cash payments of $438,000, promissory notes issued by the Company of $521,000 generally payable over three years, and $85,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $6,000 in inventory, $157,000 in property and equipment, $10,000 in other assets, and $795,000 in goodwill, which included costs related to acquisitions, and $85,000 for covenants not to compete.

         The 16 hearing care businesses acquired by the Company during the fiscal year ended July 31, 2000, have combined historical revenues for their immediately preceding fiscal years of approximately $3.9 million. The Company expects these centers to contribute to the Company's future revenues consistent with their historical revenues, as well as to have a positive effect on cash flows and liquidity.

         As of July 31, 2000, the Company had recorded $20,970,000 in goodwill and $2,311,000 in covenants not to compete. The unamortized balance totaled $19,678,000 at July 31, 2000, which represented approximately 52% of the Company's total assets.

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2000, COMPARED TO YEAR ENDED JULY 31, 1999

         REVENUES. Net revenues for the fiscal year ended July 31, 2000, were $43,959,000, representing a 30% increase over net revenues of $33,759,000 for the prior fiscal year. The increase was due to the 16 centers acquired during fiscal 2000, as well as an increase of 5% in same-store revenue compared to 1999. Product sales revenues were $37,252,000 for the 2000 fiscal year, up 28% from the $29,044,000 for fiscal 1999. Audiological service revenues increased 6% from $3,392,000 in fiscal 1999 to $3,589,000 for the 2000 fiscal year. Other revenues increased 136% to $3,118,000 in fiscal 2000 from $1,323,000 in fiscal 1999 due to the rapid growth of the Company's franchise license program, The Sonus Network, and increased revenues from the Company's Hear PO Corp. subsidiary.

         GROSS PROFIT ON PRODUCT SALES. Product gross profit for the fiscal year ended July 31, 2000, was $24,365,000 compared to $18,278,000 for the prior fiscal year. Gross profit percentage on product sales increased to 65% for fiscal 2000 from 63% for fiscal 1999. The increase in product gross profit percentage was due to more favorable contracts with suppliers, increased utilization of the Company's private-label hearing instruments, and better price management.

         CLINICAL EXPENSES. As a percentage of net revenues, clinical expenses decreased to 45% for the fiscal year ended July 31, 2000, compared to 53% for the fiscal year ended July 31, 1999. The percentage decrease was due to the Company's ability to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the fiscal year ended July 31, 2000, were $19,885,000, representing an increase of 12% over clinical expenses of $17,795,000 for the prior fiscal year. This increase was primarily due to clinical expenses associated with the 16 additional centers that were acquired by the Company during the fiscal year ended July 31, 2000. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the center level.

         PROVISION FOR AGED RECEIVABLES. During the fourth quarter of fiscal 2000, the Company incurred a charge of $2,300,000 to increase its reserves related to aged accounts receivable. The Company established the reserve based on the aging of the accounts receivable, especially those receivables in excess of one year, because management believes that full collection of such receivables is doubtful.

         GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net revenues, general and administrative expenses decreased to 20% for the fiscal year ended July 31, 2000, versus 22% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as continued efforts to cut administrative costs. General and administrative expenses in dollar terms increased 16% from $7,583,000 for the fiscal year ended July 31, 1999, to $8,778,000 for the fiscal year ended July 31, 2000. The increase was due to increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the fiscal year ended July 31, 2000, was

$3,109,000, an increase of 27% over the depreciation and amortization expense of $2,450,000 for the prior fiscal year. The increase resulted from the depreciation of property and equipment and amortization of goodwill and covenants not to compete associated with the 16 additional centers acquired by the Company during the fiscal year ended July 31, 2000.

         INTEREST INCOME AND EXPENSE. Interest income for the fiscal year ended July 31, 2000, was $260,000 compared to $261,000 for the prior fiscal year. Interest expense for the fiscal year ended July 31, 2000, was $342,000 compared to $300,000 for the fiscal year ended July 31, 1999, an increase of 14%, due to higher balances of long-term debt incurred in connection with acquisitions and capital expenditures.

         NET LOSS. For the fiscal year ended July 31, 2000, the Company's net loss decreased to $3,101,000 compared to a net loss of $4,884,000 for the fiscal year ended July 31, 1999. The Company had income from operations before depreciation and amortization for fiscal 2000 of $109,000 compared to an operating loss from operations before depreciation and amortization of $2,385,000 for fiscal 1999, an improvement of $2,494,000.

YEAR ENDED JULY 31, 1999, COMPARED TO YEAR ENDED JULY 31, 1998

         REVENUES. Net revenues for the fiscal year ended July 31, 1999, were $33,759,000, representing a 51% increase over revenues of $22,368,000 for the prior fiscal year. The increase was primarily due to the 31 centers acquired during fiscal 1999. Net revenue was also favorably impacted by an increase of 5% in comparable center revenue in fiscal 1999. Comparable centers are those centers that have been open at least 24 months. Product sales revenues were $29,044,000 for the 1999 fiscal year, up 55% from the $18,792,000 for fiscal 1998. Audiological service revenues increased from $3,311,000, or 15% of total revenues, in fiscal 1998, to $3,392,000, or 10% of total revenues, for the 1999 fiscal year.

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

         CLINICAL EXPENSES. As a percentage of net revenues, clinical expenses decreased to 53% for the fiscal year ended July 31, 1999, compared to 55% for the fiscal year ended July 31, 1998. The percentage decrease was due to the Company's ability to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the fiscal year ended July 31, 1999, were $17,795,000, representing an increase of 45% over clinical expenses of $12,297,000 for the prior fiscal year. This increase was primarily due to clinical expenses associated with the 31 additional centers that were acquired by the Company during the fiscal year ended July 31, 1999. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the center level.

         GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net revenues, general and administrative expenses decreased to 22% for the fiscal year ended July 31, 1999, versus 26% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as an administrative restructuring and cost-cutting program implemented by the Company in fiscal 1999. General and administrative expenses in dollar terms increased 29% from $5,896,000 for the fiscal year ended July 31, 1998, to $7,583,000 for the fiscal year ended July 31, 1999, due to planned increases in corporate staff and other corporate expenses related to the operation of a larger organization.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the fiscal year ended July 31, 1999, was $2,450,000, an increase of 80% over the depreciation and amortization expense of $1,361,000 for the prior fiscal year. The increase resulted from the depreciation of property and equipment and amortization of goodwill and covenants not to compete associated with the 31 additional centers acquired by the Company during the fiscal year ended July 31, 1999, as well as from depreciation and amortization associated with businesses acquired in the second half of fiscal 1998.

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

LIQUIDITY AND CASH RESERVES

         For the fiscal year ended July 31, 2000, net cash used in operating activities was $2,051,000 compared to $2,281,000 for fiscal 1999. Net cash used in operating activities for fiscal 2000 resulted primarily from the Company's earnings before depreciation and amortization of $8,000 and increases in accounts receivable, other receivables, and inventory of $4,971,000, $1,141,000, and $447,000, respectively, offset by an increase in accounts payable and accrued liabilities of $1,839,000 and the Company's provision for bad debt expense and provision for aged receivables of $391,000 and $2,300,000, respectively. Net cash used in operating activities for fiscal 1999 was primarily attributable to the Company's loss before depreciation and amortization of $2,434,000, an increase in accounts receivable of $554,000, and a decrease in accounts payable and accrued liabilities of $558,000, offset by decreases in other receivables and inventory of $172,000 and $560,000, respectively, the provision for bad debt expense of $389,000, and compensation cost recognized for options granted to non-employees of $203,000.

         Net cash used in investing activities was $3,706,000 for fiscal 2000, consisting primarily of the purchase of property and equipment of $3,305,000 and net cash paid for business acquisitions of $438,000. In fiscal 1999, investing activities provided net cash of $878,000 as a result of the sale of short -term investments of $6,408,000, which was offset by the purchase of property and equipment of $3,368,000, additional costs related to acquisitions of $188,000, and net cash paid on business acquisitions of $2,062,000.

         Financing activities provided net cash of $6,038,000 in fiscal 2000, primarily as a result of the issuance of preferred stock in October 1999 for net proceeds of $9,860,000, offset by repayments of long-term debt and capital lease obligations of $3,236,000 and repayments of bank loans and short-term notes payable of $500,000. Financing activities used net cash of $821,000 in fiscal 1999, as the result of the repayment of long-term debt and capital lease obligations of $1,626,000, offset by borrowings under bank loans and short-term notes payable of $454,000, advances from shareholders of $190,000, and the issuance of common stock that provided proceeds of $248,000.

         In July 2000, the Company, through its subsidiaries Sonus-USA and Sonus-Texas, entered into a revolving line of credit agreement with a commercial bank. The line of credit, which is primarily secured by accounts receivable, matures on June 30, 2001, and bears interest at the bank's prime rate plus 1/2%. The amount available for borrowing under the line of credit was $2,000,000 at July 31, 2000, and there was no amount outstanding at that date.

         The Company believes that its cash and short-term investments, revolving line of credit, and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, the Company's ability to generate net cash from operations will depend heavily on its ability to collect existing accounts receivable in a timely manner. The Company may seek additional funding to support the Company's strategy of acquiring additional hearing care centers. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. In addition, Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") was issued in June 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on the Company's consolidated financial position or consolidated results of operations. SFAS No. 133 and SFAS No. 138 are effective for the Company beginning August 1, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company is required to adopt the provisions of SAB 101 no later than December 31, 2000. Based on the revenue recognition policy of the Company, the adoption of SAB 101 will not have a material impact on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
SONUS CORP.:

         We have audited the accompanying consolidated balance sheets of Sonus Corp. and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Corp. and subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP



Portland, Oregon
November 13, 2000


                                          SONUS CORP.
                                  CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share data)


                                                                           July 31,
                                                               ----------------------------
                                                                   2000            1999
                                                               -------------    -----------

                                             ASSETS
Current assets:
     Cash and cash equivalents                                 $        788     $       498
     Accounts receivable, net of allowance for doubtful accounts of $1,391 and $907, respectively, and reserve for aged
       receivables of $2,300 and $0, respectively                     6,359           3,666
     Other receivables                                                1,497             346
     Inventory                                                          952             499
     Prepaid expenses                                                   396             340
                                                               -------------    ------------
                Total current assets                                 9,992           5,349

Property and equipment, net                                           8,090           6,208
Other assets                                                             24              60
Goodwill and covenants not to compete, net                           19,678          19,768
                                                               -------------    ------------
                                                               $     37,784     $    31,385
                                                               =============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                $        ---     $       500
     Accounts payable                                                 5,460           3,727
     Accrued payroll                                                  1,643           1,223
     Other accrued liabilities                                        1,441           1,317
     Convertible notes payable                                          ---             931
     Capital lease obligations, current portion                         289             129
     Long-term debt, current portion                                  2,176           2,150
                                                               -------------    ------------
                Total current liabilities                            11,009           9,977

Capital lease obligations, less current portion                         181              96
Long-term debt, less current portion                                  1,078           2,497
                                                               -------------    ------------
                Total liabilities                                    12,268       12,570
                                                               -------------    ------------
Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, no par
      value per share, 2,666,666 shares authorized,
      issued, and outstanding (liquidation preference of $20,340)    15,701          15,701
     Series B convertible preferred stock, no par
      value per share, 2,500,000 shares authorized,
      issued, and outstanding in 2000 (liquidation preference
      of $10,667)                                                     9,860             ---
     Common stock, no par value per share, unlimited
      number of shares authorized, 6,098,706 issued
      and outstanding (6,109,026 in 1999)                            14,916          14,976
     Notes receivable from shareholders                                 (93)            (93)
     Accumulated deficit                                            (14,696)        (11,595)
     Accumulated other comprehensive loss                              (172)           (174)
                                                               -------------    ------------
                Total shareholders' equity                           25,516          18,815
                                                               -------------    ------------
                                                               $     37,784     $    31,385
                                                               =============    ============

                  See accompanying notes to consolidated financial statements.


                                                   SONUS CORP.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)


                                                                             Years ended July 31,
                                                                ----------------------------------------------
                                                                    2000            1999              1998
                                                                ------------    ------------      ------------
Revenues:
     Product                                                    $    37,252     $    29,044       $    18,792
     Service                                                          3,589           3,392             3,311
     Other                                                            3,118           1,323               265
                                                                ------------    ------------      ------------
     Net revenues                                                    43,959          33,759            22,368

Costs and expenses:
     Cost of products sold                                           12,887          10,766             7,712
     Clinical expenses                                               19,885          17,795            12,297
     Provision for aged receivables                                   2,300             ---               ---
     General and administrative expenses                              8,778           7,583             5,896
     Depreciation and amortization                                    3,109           2,450             1,361
                                                                ------------    ------------      ------------
Total costs and expenses                                             46,959          38,594            27,266
                                                                ------------    ------------      ------------
Loss from operations                                                 (3,000)         (4,835)           (4,898)

Other income (expense):
      Interest income                                                   260             261               452
      Interest expense                                                 (342)           (300)             (149)
      Other, net                                                        (19)            (10)                1
                                                                ------------    ------------      ------------
Net Loss                                                        $    (3,101)    $    (4,884)      $    (4,594)
                                                                ============    ============      ============
Net loss per share of common stock:

    Basic and diluted                                           $     (0.51)    $     (0.80)      $     (0.89)

Weighted average shares outstanding:

    Basic and diluted                                                 6,083           6,090             5,160



                          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)


                                                       Preferred stock-Series A  Preferred stock - Series B       Common stock
                                                       ------------------------  --------------------------       ------------
                                                          Shares        Amount      Shares      Amount         Shares       Amount
                                                          ------        ------      ------      ------         ------       ------

BALANCE AT JULY 31, 1997                                       ---    $    ---         ---         ---      5,427,657     $ 11,098
  Net loss                                                     ---         ---         ---         ---            ---          ---
       Foreign currency translation adjustment                 ---         ---         ---         ---            ---          ---
 Comprehensive loss                                            ---         ---         ---         ---            ---          ---

  Stock issued upon conversion
      of convertible note                                      ---         ---         ---         ---         25,925          128
  Stock issued in connection with acquisition
      contingent upon satisfaction of certain
      conditions                                               ---         ---         ---         ---         22,936          ---
  Repurchase of common stock                                   ---         ---         ---         ---         (3,000)         (25)
  Proceeds from exercise of stock options                      ---         ---         ---         ---         10,000            9
  Stock issued in connection with Series A
      convertible preferred stock, net of
      costs of $2,299                                    2,666,666      15,701         ---         ---            ---          ---
  Proceeds from exercise of warrants                           ---         ---         ---         ---        373,998        1,957
  Proceeds from exercise of stock options                      ---         ---         ---         ---          2,400           18
  Advance on shareholder note                                  ---         ---         ---         ---            ---          ---
  Stock issued upon conversion
      of convertible notes                                     ---         ---         ---         ---        220,000        1,430
  Payment of cash in lieu of fractional shares                 ---         ---         ---         ---             (8)         ---
                                                         ---------    --------    ---------    -------      ---------     --------
BALANCE AT JULY 31, 1998                                 2,666,666      15,701         ---         ---      6,079,908       14,615
  Net loss                                                     ---         ---         ---         ---            ---          ---
       Foreign currency translation adjustment                 ---         ---         ---         ---            ---          ---
 Comprehensive loss                                            ---         ---         ---         ---            ---          ---

  Proceeds from exercise of warrants                           ---         ---         ---         ---         39,799          248
  Repurchase of common stock                                   ---         ---         ---         ---        (10,680)         (90)
  Repayment on shareholder notes                               ---         ---         ---         ---            ---          ---
  Payment of cash in lieu of fractional shares                 ---         ---         ---         ---             (1)         ---
  Stock options granted to non-employees                       ---         ---         ---         ---            ---          203
                                                         ---------    --------    ---------    -------      ---------     --------
BALANCE AT JULY 31, 1999                                 2,666,666      15,701         ---         ---      6,109,026       14,976
  Net loss                                                     ---         ---         ---         ---            ---          ---
       Foreign currency translation adjustment                 ---         ---         ---         ---            ---          ---
 Comprehensive loss
  Stock issued in connection with Series B
      convertible preferred stock, net of costs of $140        ---         ---    2,500,000      9,860            ---          ---
  Repurchase of common stock                                   ---         ---         ---         ---        (10,320)         (86)
  Stock options granted to non-employees                       ---         ---         ---         ---            ---           26
                                                         ---------    --------    ---------    -------      ---------     --------
BALANCE AT JULY 31, 2000                                 2,666,666    $ 15,701    2,500,000    $ 9,860      6,098,706     $ 14,916
                                                         =========    ========    =========    =======      =========     ========

                                                                                  Accumulated
                                                        Shareholder                  other                          Total
                                                           notes     Accumulated  comprehensive   Comprehensive  shareholders'
                                                        receivable     deficit    income (loss)   income (loss)     equity
                                                        ----------     -------    -------------   -------------     ------

BALANCE AT JULY 31, 1997                                      (124)   $ (2,117)     $    (22)                     $   8,835
  Net loss                                                     ---      (4,594)          ---       $  (4,594)        (4,594)
       Foreign currency translation adjustment                 ---         ---          (207)           (207)          (207)
                                                                                                   ---------
 Comprehensive loss                                            ---         ---                     $  (4,801)           ---
                                                                                                   =========
  Stock issued upon conversion
      of convertible note                                      ---         ---           ---                            128
  Stock issued in connection with acquisition
      contingent upon satisfaction of certain
      conditions                                               ---         ---           ---                            ---
  Repurchase of common stock                                   ---         ---           ---                            (25)
  Proceeds from exercise of stock options                      ---         ---           ---                              9
  Stock issued in connection with Series A
      convertible preferred stock, net of
      costs of $2,299                                          ---         ---           ---                         15,701
  Proceeds from exercise of warrants                           ---         ---           ---                          1,957
  Proceeds from exercise of stock options                      ---         ---           ---                             18
  Advance on shareholder note                                 (159)        ---           ---                           (159)
  Stock issued upon conversion
      of convertible notes                                     ---         ---           ---                          1,430
  Payment of cash in lieu of fractional shares                 ---         ---           ---                            ---
                                                         ---------    --------      ---------                     ---------
BALANCE AT JULY 31, 1998                                      (283)     (6,711)         (229)                        23,093
  Net loss                                                     ---      (4,884)          ---       $  (4,884)        (4,884)
       Foreign currency translation adjustment                 ---         ---            55              55             55
                                                                                                   ---------
 Comprehensive loss                                            ---         ---           ---       $  (4,829)           ---
                                                                                                   =========
  Proceeds from exercise of warrants                           ---         ---           ---                            248
  Repurchase of common stock                                   ---         ---           ---                            (90)
  Repayment on shareholder notes                               190         ---           ---                            190
  Payment of cash in lieu of fractional shares                 ---         ---           ---                            ---
  Stock options granted to non-employees                       ---         ---           ---                            203
                                                         ---------    --------      ---------                     ---------
BALANCE AT JULY 31, 1999                                       (93)    (11,595)         (174)                        18,815
  Net loss                                                     ---      (3,101)          ---       $  (3,101)        (3,101)
       Foreign currency translation adjustment                 ---         ---             2               2              2
                                                                                                   ---------
 Comprehensive loss                                                                                $  (3,099)
                                                                                                   =========
  Stock issued in connection with Series B
      convertible preferred stock, net of costs of $140        ---         ---           ---                          9,860
  Repurchase of common stock                                   ---         ---           ---                            (86)
  Stock options granted to non-employees                       ---         ---           ---                             26
                                                         ---------    --------      ---------                     ---------
BALANCE AT JULY 31, 2000                                 $     (93)   $(14,696)     $   (172)                     $  25,516
                                                         =========    ========      =========                     =========

          See accompanying notes to consolidated financial statements.


                                                    SONUS CORP.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)


                                                                            Years ended July 31,
                                                                ----------------------------------------------
                                                                    2000            1999              1998
                                                                ------------    ------------      ------------

Cash flows from operating activities:
     Net loss                                                   $    (3,101)    $    (4,884)      $    (4,594)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Bad debt expense                                              391             389               412
          Provision for aged receivables                              2,300            ---               ---
          Depreciation and amortization                               3,109           2,450             1,361
          Compensation cost for options granted
           to non-employees                                              26             203              ---
     Changes in operating assets and liabilities,
      net of effects of acquisitions:
          Accounts receivable                                        (4,971)           (554)              (51)
          Other receivables                                          (1,141)            172              (181)
          Inventory                                                    (447)            560              (405)
          Prepaid expenses                                              (56)            (59)               24
          Accounts payable and accrued liabilities                    1,839            (558)            1,231
                                                                ------------    ------------      ------------
            Net cash used in operating activities                    (2,051)         (2,281)           (2,203)
                                                                ------------    ------------      ------------
Cash flows from investing activities:

     Maturity (purchase) of short-term investments                      ---           6,408            (6,408)
     Purchase of property and equipment                              (3,305)         (3,368)           (1,414)
     Additional costs related to acquisitions                           ---            (188)             (198)
     Deferred acquisition costs and other, net                           37              88                (1)
     Net cash used in business acquisitions                            (438)         (2,062)           (3,765)
                                                                ------------    ------------      ------------
            Net cash provided by
            (used in) investing activities                           (3,706)            878           (11,786)
                                                                ------------    ------------      ------------
Cash flows from financing activities:

     Net repayments of long-term debt
      and capital lease obligations                                  (3,236)        (1,626)            (1,625)
     Deferred financing costs, net                                      ---              3                (20)
     Net advances (repayments) of bank loans and short-term
      notes payable                                                    (500)           454                (39)
     Advances from (payments to) shareholders                           ---            190               (159)
     Issuance of common stock for cash, net of costs                    ---            248              1,984
     Issuance of preferred stock for cash, net of costs               9,860            ---             15,701
     Acquisition of treasury stock                                      (86)           (90)               (25)
                                                                ------------    ------------      ------------
          Net cash provided by (used in) financing activities         6,038           (821)            15,817
                                                                ------------    ------------      ------------

Net change in cash and cash equivalents                                 281         (2,224)             1,828
Effect on cash and cash equivalents of changes in
 foreign translation rate                                                 9              2               (207)
Cash and cash equivalents, beginning of year                            498          2,720              1,099
                                                                ------------    ------------      ------------
Cash and cash equivalents, end of year                          $       788     $      498        $     2,720
                                                                ============    ============      ============
Supplemental disclosure of
  non-cash investing and financing activities:
  Interest paid during the year                                 $       353     $      218        $       149
  Non-cash financing activities:
     Issuance and assumption of debt in acquisitions                    573          2,611              1,781
     Acquisition of clinical equipment and computer hardware with
      capital lease obligations                                         566            ---                ---
     Issuance of common stock upon conversion of convertible note       ---            650                ---
     Issuance of debt for covenants not to compete with purchase        ---            ---              1,557


                          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF COMPANY

         Sonus Corp., a Yukon Territory, Canada corporation (the "Company"), through its primary operating subsidiaries, Sonus-Canada Ltd., a British Columbia, Canada corporation, Sonus-USA, Inc., a Washington corporation, and Sonus-Texas, Inc., an Oregon corporation, owns and operates 106 hearing care centers in the United States and Western Canada. The centers are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, Oregon, Texas, and Washington, and in the Canadian provinces of British Columbia and Alberta. Each of the Company's hearing care centers provides its hearing impaired patients with a full range of audiological products and services. The Company intends to expand its network of hearing care centers by acquiring centers in its existing, as well as new, geographic markets. The Company also operates a franchise licensing program called The Sonus Network, with over 430 current locations. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. The Company, through its subsidiary Hear PO Corp., a New Mexico corporation, also obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,400 affiliated audiologists and sells Hear PO brand private label hearing instruments.

         PRINCIPLES OF CONSOLIDATION

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

         SHORT-TERM INVESTMENTS

         Short-term investments consist of available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity until realized. At July 31, 2000 and 1999, the Company had no short-term investments and therefore no unrealized holding gains or losses. Gross realized gains and losses on sales of available-for-sale securities for fiscal 2000, 1999, and 1998 were nominal. Realized gains and losses are computed by determining cost on a specific identification basis.

         Gross  proceeds  from  sales  and   maturities  of   available-for-sale
investments during fiscal 2000, 1999, and 1998 were $11,001,000, $6,408,000, and
$18,511,000, respectively.

         ACCOUNTS RECEIVABLE

         The Company establishes the allowance for doubtful accounts based on historical charge-offs of accounts receivable. During fiscal 2000, the Company also established a reserve for aged receivables based on the aging of the accounts receivable and other factors, which in the opinion of management, deserve current recognition.

         INVENTORY

         Inventory primarily consists of hearing instruments, hearing instrument batteries, and assistive listening devices and is stated at the lower of cost (first in, first out) or net realizable value.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

         Professional equipment                              Seven years
         Office equipment                                    Five years
         Computer equipment and software                     Five years

         Property and equipment purchased under capitalized leases and leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives and such depreciation is included with depreciation expense.

         ADVERTISING EXPENSE

         The Company defers its advertising costs until the advertisement is actually run, at which time the full expense is recognized. Deferred advertising costs were $60,000 and $84,000 at July 31, 2000 and 1999, respectively. Advertising expense was $4,004,000, $3,632,000, and $2,786,000 for the years ended July 31, 2000, 1999, and 1998, respectively.

         GOODWILL AND COVENANTS NOT TO COMPETE

         The unallocated purchase costs in excess of the net assets acquired (goodwill) is being amortized on the straight-line basis over twenty years. Non-compete agreements are amortized on the straight-line basis over the period benefited. Goodwill and covenants not to compete are as follows as of July 31:

                  (in thousands)                       2000              1999
                                                       ----              ----
                  Goodwill                           $20,970           $19,774
                  Covenants not to compete             2,311             2,226
                  Less:  Accumulated amortization     (3,603)           (2,232)
                                                     --------           -------
                                                     $19,678           $19,768
                                                     ========          ========

         Amortization charged to operations was $1,386,000, $1,195,000, and $635,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

         DEFERRED ACQUISITION AND FINANCING COSTS

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the carrying amount of the long-lived asset over its remaining life can be recovered through undiscounted projected future cash flows. The Company has not recognized any impairment losses during the years ended July 31, 2000, 1999, and 1998.

         NET LOSS PER SHARE

         On August 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which provides that "basic net income (loss) per share" and "diluted net income (loss) per share" for all periods presented be computed using the weighted average number of common shares outstanding during the respective period, with diluted net income per share including the effect of potentially dilutive common shares. The following potential common shares have been excluded from the computation of diluted net loss per share for the years presented because the effect would have been anti-dilutive:

                                                                   Years Ended July 31,
                                                                   --------------------
                                                            2000            1999           1998
                                                            ----            ----           ----
(in thousands)
Shares issuable under stock options and warrants            4,263           3,629        2,001
Shares  issuable upon  conversion  of  convertible
notes payable                                                  47             153          382
Shares  of  convertible  preferred  stock on an as
converted basis                                             4,743           2,667        1,600

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of shareholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

         STOCK BASED COMPENSATION

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

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the consolidated financial statements for the year ended July 31, 2000.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company's trade accounts receivable are derived from numerous private payers, insurance carriers, health maintenance organizations and government agencies. Concentration of credit risk relating to trade accounts receivable is limited due to the diversity and number of patients and payers.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, other receivables, trade payables, notes payable, and convertible notes payable approximate their fair value because of the short-term nature of these instruments. The carrying amount of the Company's long-term debt approximates fair value because the interest rates approximate the rates that management believes are currently available to the Company. The carrying amount of capital lease obligations approximates fair value.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  ACQUISITIONS

         During the fiscal year ended July 31, 2000, the Company acquired 16 hearing care centers in 10 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price (goodwill) is being amortized on a straight line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $438,000, promissory notes issued by the Company of $521,000 generally payable over three years, and $85,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $6,000 in inventory, $157,000 in property and equipment, $10,000 in other assets, and $795,000 in goodwill, which included costs related to acquisitions, and $85,000 for covenants not to compete.

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

         The following unaudited pro forma financial information reflects the historical operations of the Company and the hearing care centers acquired by the Company during the fiscal year ended July 31, 2000 (the "Acquisitions"). Such financial information has been prepared for comparative purposes only and is not necessarily indicative of the Company's combined financial position or the results of operations that actually would have occurred if the Acquisitions had been consummated on August 1, 1998. In addition, such information is not intended to be a projection of results of operations that may be obtained by the Company in the future.

                                                             YEAR ENDED JULY 31,
                                                             -------------------
                                                                 (Unaudited)
         (in thousands,
         except per share amounts)                            2000        1999
                                                              ----        ----

         Net revenues                                      $45,813      $37,809

         Net loss                                           (3,044)      (4,686)

         Net loss per share (basic and diluted)              (0.50)       (0.77)

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of July 31:

         (in thousands)                                  2000         1999
                                                         ----         ----
         Professional equipment                         $2,695       $2,154
         Office equipment                                1,155          926
         Leasehold improvements                          1,599        1,030
         Computer equipment and software                 6,941        4,689
                                                       -------       -----
                                                        12,390        8,799
         Less accumulated depreciation                  (4,300)      (2,591)
                                                       -------       -------
                                                        $8,090       $6,208
                                                        ======       ======


NOTE 4.  CONVERTIBLE NOTES PAYABLE

         At July 31, 1999, the Company had outstanding promissory notes in the amount of $931,000 convertible at any time into 143,000 Common Shares at a rate of $6.50 per share. The notes were paid in full during November and December 1999, along with interest of $37,848.

NOTE 5.  CAPITAL LEASES

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 2000 (in thousands):

     2001.................................................................$322
     2002...............................................................   200
                                                                         -----
     Total minimum lease payments........................................  522
     Less:  amount representing interest.................................  (52)
                                                                         -----
     Present value of minimum lease payments...........................    470
     Less current portion.................................................(289)
                                                                         -----
                                                                          $181
                                                                         =====

Total assets under capitalized leases at July 31, 2000 and 1999, were $462,000 and $112,000, net of accumulated depreciation of $573,000 and $375,000, respectively.

NOTE 6.  LONG-TERM DEBT

         Long-term debt consists of the following as of July 31 (in thousands):

                                                                                            2000          1999
                                                                                            ----          ----
         Installment  notes incurred in connection with  acquisitions payable in monthly  installments due from 2001 to 2004 with a weighted
         average interest rate of 6.9%, partially secured by purchased assets...........$   292       $    460

         Installment notes incurred in connection with acquisitions  payable in quarterly installments due from 2001 to 2002 with a weighted
         average interest rate of 6.5%, partially secured by purchased assets...........    249            517

         Installment notes incurred in connection with acquisitions payable in annual installments due from 2000 to 2005 with a weighted
         average interest rate of 6.2%, partially secured by purchased assets............ 1,733          2,167

         Non-interest bearing installment obligations for covenants not to compete due from 2000 to 2003 (net of discount of $41), partially
         secured by assets purchased in related acquisitions............................    350            637

         Equipment loans from suppliers with interest rates from 7.8% to 18% per annum
         due 2000 to 2003, secured by equipment.........................................    299            366

         Working capital loan from a supplier with floating interest rate of prime
         plus3/4% due 2001, secured by certain accounts receivable.......................    331           500
                                                                                         -------       -------

                                                                                          3,254          4,647
           Less current portion......................................................... (2,176)        (2,150)
                                                                                         ------       ---------
                                                                                        $ 1,078       $  2,497
                                                                                        =======       ========

Annual maturities of long-term debt are as follows (in thousands): 2001 - $2,176; 2002 - $699; 2003 - $386; 2004 - $17; 2005 - $16.

NOTE 7.  LINE OF CREDIT

         In July 2000, Sonus-USA, Inc. and Sonus-Texas, Inc. entered into a $2,000,000 revolving line of credit agreement with a commercial bank. The line of credit matures on June 30, 2001, and bears interest at the bank's prime rate plus 1/2%, or 10% at July 31, 2000. The amount available for borrowing under the line of credit was $2,000,000 at July 31, 2000, and there was no amount outstanding at that date. The line of credit is secured by all accounts receivable, inventory, chattel paper and general intangibles of Sonus-USA, Inc. and Sonus-Texas, Inc. At July 31, 2000, the Company was in compliance with all financial covenants under the line of credit.

NOTE 8.  SHAREHOLDERS' EQUITY

         SERIES A CONVERTIBLE PREFERRED SHARES

         The Company has 2,666,666 Series A Convertible Preferred Shares (the "Series A Shares") outstanding. The Company originally issued 13,333,333 Series A Shares in a private placement in December 1997. A one-for-five reverse split (consolidation) of the Series A Shares was effected in January 2000. All Series A Share amounts have been restated to reflect the one-for-five reverse split. The following summarizes certain terms of the Series A Shares:

         VOTING RIGHTS. Each Series A Share is entitled to one vote (or such other number of votes equal to the number of Common Shares into which such Series A Share shall be convertible from time to time) in the election of directors and any other matters presented to the shareholders of the Company for action or consideration.

         DIVIDENDS. Each Series A Share is entitled to receive, when, as and if declared by the board of directors of the Company out of the Company's assets legally available for payment, cumulative dividends from the date of original issuance, payable annually at a rate of 5% per annum on a base amount of $6.75 per share (the "Base Amount"). As of July 31, 2000, cumulative undeclared dividends amounted to $2,340,000. All accrued and unpaid dividends will be forfeited upon the conversion of the Series A Shares. The dividend rate is subject to increase on specified dates in the event that certain conditions (the "Triggering Conditions") have not been met. The Triggering Conditions are as follows:

     (a) The Common Shares are listed on the New York Stock Exchange, the American Stock Exchange, or the Nasdaq National Market (each a "U.S. Principal Market");

         (b) The Common Shares are traded on a U.S. Principal Market at a daily closing price greater than $8.00 per Common Share on each of the ten consecutive trading days preceding the applicable date; and

         (c) The Company's net income before income taxes, dividends on the Series A Shares, and amortization of goodwill and covenants not to compete for the three consecutive fiscal quarters preceding the applicable date shall have averaged at least $0.22 per fully diluted Common Share per fiscal quarter (for purposes of making this calculation, the Common Shares issuable upon the exercise of warrants issued in connection with the Series A Shares will not be counted).

         If the Triggering Conditions have not been met by:

         (1) January 1, 2003, the dividend rate will thereafter be 15% per annum of the Base Amount;

         (2) January 1, 2004, the dividend rate will thereafter be 18% per annum of the Base Amount; or

         (3) January 1, 2005, the dividend rate will thereafter be 21% per annum of the Base Amount.

         As soon as the Triggering Conditions have been satisfied, the dividend rate will revert to 5% per annum of the Base Amount.

         LIQUIDATION PREFERENCE. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company subject to the rights of holders of any securities of the Company ranking senior to the Series A Shares upon liquidation, the holders of Series A Shares will be entitled to receive, out of the assets of the Company available for distribution to shareholders, before any distribution of assets is made to holders of Common Shares or any other securities ranking junior to the Series A Shares upon liquidation, a liquidating distribution in an amount equal to the greater of (i) $6.75 per share plus any accrued and unpaid dividends or (ii) the amount that would have been distributable to such holders if they had converted their Series A Shares into Common Shares immediately prior to such dissolution, liquidation, or winding up, plus any accrued and unpaid dividends. The sale, conveyance, mortgage, pledge or lease of all or substantially all the assets of the Company will be deemed to be a liquidation of the Company for purposes of the liquidation rights of the holders of Series A Shares. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of Series A Shares will have no right to any of the remaining assets of the Company.

         OPTIONAL REDEMPTION. The Series A Shares may not be redeemed before December 24, 2002. Thereafter, the Series A Shares may be redeemed at the option of the Company, in whole or in part. The redemption price will be an amount equal to the greater of (i) $6.75 per share plus any accrued and unpaid dividends or (ii) the fair market value of a Series A Share as determined by a nationally recognized independent investment banking firm selected by mutual agreement of the Company and the holder of a majority of the outstanding Series A Shares. The Series A Shares are not subject to mandatory redemption or any sinking fund provisions.

         CONVERSION RIGHTS. The Series A Shares may be converted at any time, in whole or in part, at the option of the holder thereof, into Common Shares. The conversion rate is presently equal to one Common Share for every one Series A Share surrendered for conversion. The conversion rate is subject to further adjustment for stock dividends, stock splits, recapitalizations, and other anti-dilution adjustments. Upon the conversion of any Series A Shares, any accrued and unpaid dividends with respect to such shares will be forfeited. The Company has the right to force conversion of the Series A Shares, in whole or in part, upon satisfaction of certain conditions.

         SERIES B CONVERTIBLE PREFERRED SHARES

         On October 1, 1999, the Company issued 2,500,000 Series B Convertible Preferred Shares (the "Series B Shares") in a private placement for $10,000,000 in cash. The following summarizes certain terms of the Series B Shares:

         VOTING RIGHTS. Each Series B Share is entitled to one vote (or such other number of votes equal to the number of Common Shares into which such Series B Share shall be convertible from time to time) in the election of directors and any other matters presented to the shareholders of the Company for action or consideration.

         DIVIDENDS. Cash dividends will accrue on the Series B Shares at an annual rate of 8% of the conversion price then in effect until November 1, 2004, increasing in steps thereafter to 18% beginning November 1, 2006, provided that the Company has met specified quarterly earnings targets. If the Company has not met the earnings targets by July 31, 2002, dividends will not accrue or be payable on the Series B Shares. As of July 31, 2000, cumulative undeclared dividends amounted to $667,000. Upon conversion of the Series B Shares, any accumulated dividends will be forfeited.

         LIQUIDATION PREFERENCE. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company subject to the rights of holders of any securities of the Company ranking senior to the Series B Shares upon liquidation, the holders of Series B Shares will be entitled to receive, out of the assets of the Company available for distribution to shareholders, before any distribution of assets is made to holders of Common Shares or any other securities ranking junior to the Series B Shares upon liquidation, a liquidating distribution in an amount equal to the conversion rate then in effect multiplied by (i) the conversion price then in effect plus any accrued and unpaid dividends or (ii) the amount that would have been distributable to such holders if they had converted their Series B Shares into Common Shares immediately prior to such dissolution, liquidation, or winding up, plus any accrued and unpaid dividends, whichever is greater. The sale, conveyance, mortgage, pledge or lease of all or substantially all the assets of the Company will be deemed to be a liquidation of the Company for purposes of the liquidation rights of the holders of Series B Shares. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of Series B Shares will have no right to any of the remaining assets of the Company. The Company will be prohibited from paying cash dividends to holders of Common Shares unless the accumulated dividends on the Series B Shares have been paid in full.

         OPTIONAL REDEMPTION. The Series B Shares may not be redeemed before October 1, 2004. Thereafter, the Series B Shares may be redeemed at the option of the Company, in whole or in part. The redemption price will be an amount equal to the conversion rate then in effect multiplied by (i) the conversion price then in effect plus any accrued and unpaid dividends or (ii) the fair market value of a Series B Share as determined by a nationally recognized independent investment banking firm selected by mutual agreement of the Company and the holder of a majority of the outstanding Series B Shares, whichever is greater. The Series B Shares are not subject to mandatory redemption or any sinking fund provisions.

         CONVERSION RIGHTS. Until October 31, 2000, the Series B Shares are convertible at the option of the holder on a one-for-one basis into 2,500,000 Common Shares. Because the Company's receivables as of July 31, 1999, that were collected by July 31, 2000, totaled less than $4,736,000 and the Company has not yet attained specified quarterly earnings targets, the conversion rate was adjusted such that the Series B Shares are convertible into 3,722,375 Common Shares as of the fiscal quarter ended October 31, 2000. The conversion rate is also subject to adjustment for stock dividends, stock splits, recapitalizations, and other similar events. In addition, until the Company attains specified quarterly earnings targets, the conversion rate will increase each fiscal quarter. The amount of such quarterly adjustments will be based on a factor of 2% of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5% beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive fiscal quarters, no further adjustments in the conversion rate will be made. The Series B Shares are subject to mandatory conversion at the option of the Company if certain share price and earnings targets are met.

         SHARE PURCHASE WARRANTS

         The Company has outstanding share purchase warrants issued in connection with the Series A Shares to purchase 2,000,000 Common Shares at an exercise price of $6.75 per share until October 1, 2004. The Company may force the exercise of the warrants upon satisfaction of all the Triggering Conditions, except that the Company's net income before income taxes, dividends on the Series A Shares and the Series B Shares, and amortization of goodwill and covenants not to compete for the three consecutive fiscal quarters preceding the applicable date shall have averaged at least $0.35 instead of $0.22 per fully diluted Common Share per fiscal quarter.

         In August 1998, the Company issued 39,799 Common Shares at $6.25 per share in connection with the exercise of share purchase warrants issued in September and December 1996.

         STOCK OPTION PLANS

         The Company has two stock option plans, the Stock Option Plan ("1993 Plan") and the Second Amended and Restated Stock Award Plan ("1996 Plan"). The Company may grant to officers, directors, employees and consultants incentive and non-qualified options to purchase up to 2,500,000 Common Shares under the 1996 Plan. There are options to purchase 245,000 Common Shares outstanding under the 1993 Plan; no further options will be granted under the 1993 Plan. The exercise price of options granted under the 1996 Plan may not be less than 75% of the fair market value of the Company's Common Shares at the date of grant (100% for tax-qualified incentive stock options). Options become exercisable at the date of grant or in equal annual installments over a period of one to four years from the date of grant. The options generally expire either five or ten years after the date of grant.

         The 1996 Plan also provides for the grant of stock appreciation rights, restricted units, performance awards and other stock-based awards. The Company had no such awards or rights outstanding at July 31, 2000 or 1999.


         The activity during the years ended July 31 was as follows:

                                                  2000                        1999                         1998
                                                  ----                        ----                         ----
                                                      WEIGHTED                   WEIGHTED                     WEIGHTED
                                                          -                          -                            -
                                                       AVERAGE                    AVERAGE                     AVERAGE
                                                      EXERCISE                   EXERCISE                     EXERCISE
                                         OPTIONS        PRICE         OPTIONS      PRICE        OPTIONS         PRICE
                                         -------        -----         -------      -----        -------         -----

Outstanding - beginning of year           2,028,000     $6.74          1,560,000     $7.54           488,400     $6.41
   Granted                                  853,000      5.20            655,000      5.56         1,138,000      8.12
   Exercised                                     --       --                  --       --           (12,400)      2.10
   Canceled                               (387,000)      7.09          (187,000)      8.70          (54,000)      9.79
                                          ---------                    ---------                    -------
Outstanding - end of year                 2,494,000      6.16          2,028,000      6.74         1,560,000      7.54
                                          =========                    =========                   =========

Exercisable at end of year                1,160,953      6.41            808,441      6.54           363,200      5.98

Weighted-average fair value of
   options granted during the year                       3.42                         4.26                        8.38

         During the year ended July 31, 2000, the Company cancelled 55,000 stock options with a weighted-average exercise price of $6.00 per share and reissued 55,000 stock options with a weighted-average exercise price of $5.08 per share. The reissued stock options have a remaining contractual life of 9.9 years and are accounted for using variable accounting until exercised, forfeited, or expire unexercised.

         The  following  table  summarizes   information   about  stock  options
outstanding at July 31, 2000:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE

                      -------------------------------------------------------   -------------------------------------

                                              WEIGHTED-       WEIGHTED
                      NUMBER OUTSTANDING       AVERAGE           -             NUMBER            WEIGHTED -
                                              REMAINING        AVERAGE       EXERCISABLE           AVERAGE
     RANGE OF               AS OF            CONTRACTUAL      EXERCISE          AS OF             EXERCISE
  EXERCISE PRICES       JULY 31, 2000           LIFE           PRICE         JULY 31, 2000           PRICE
--------------------  ---------------  ----------------  ------------      ------------------    ---------------
  $1.00 --$2.00            60,000             0.39              $1.28                  60,000            $ 1.28
    2.01-- 3.50            25,000             0.54               3.36                  25,000              3.36
    3.51-- 5.00           475,000             9.44               4.16                 113,451              4.17
    5.01-- 6.50           993,000             7.14               5.95                 395,502              6.06
    6.51-- 8.00           682,400             6.26               6.97                 405,700              7.01
    8.01-- 9.50            96,000             3.30               8.66                  80,000              8.76
   9.51 --12.00           162,600             7.51              10.70                  81,300             10.70
----------------  -------------------  ----------------  ------------         ---------------    ---------------

   $1.00--$12.00        2,494,000             6.98              $6.16               1,160,953            $ 6.41
                       ==========                                                  ==========

         No compensation cost has been recognized for the Company's stock option grants to employees under APB No. 25. Total compensation cost recognized in the statements of operations for options granted to non-employees under SFAS No. 123 during the years ended July 31, 2000, 1999 and 1998, was $26,000, $203,000 and
$0, respectively. Pro forma information regarding net income (loss) and net income (loss) per share is required under SFAS No. 123 and has been determined as if the Company had accounted for all 2000, 1999 and 1998 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income
(loss) or net income (loss) per share for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 2000, 1999, and 1998: risk-free interest rates of 6.04%, 5.92% and 5.5%, respectively; an expected option life of 9.59 years, 9.60 years and 7.69 years, respectively; expected volatility of 106%, 90% and 114%, respectively; and dividend yield of zero.

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

         Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows:

                                                                      2000            1999            1998
                                                                      ----            ----            ----
                                                                     (in thousands, except per share data)

           Net loss applicable to common shareholders:
               As reported                                         $(3,101)       $(4,884)        $(4,594)
               Pro forma (1)                                       $(5,897)       $(6,176)        $(5,988)
           Net loss per share (basic and diluted):
               As reported                                          $(0.51)        $(0.80)         $(0.89)
               Pro forma (1)                                        $(0.97)        $(1.01)         $(1.16)

(1) SFAS No. 123 applies to awards granted in fiscal years that begin after December 15, 1994. Consequently, the effects of applying SFAS No. 123 shown here are not likely to be representative of the effects in future years due to the exclusion of awards granted in prior years but vesting (and therefore expensed) in fiscal 1998, 1999, and 2000.

  NOTE 9.  INCOME TAXES

         Sonus Corp. and its Canadian subsidiary file separate corporate income tax returns on a stand-alone basis in Canada. Sonus-USA, Inc. and its subsidiaries file corporate income tax returns in the United States. There is no provision for income taxes for the years ended July 31, 2000, 1999, and 1998, as the Company incurred net operating losses.

         A reconciliation of the Company's expected tax benefit using the United States federal statutory income tax rate to the actual effective rate is as follows:

                                                     2000       1999    1998
                                                     ----       ----    ----
Tax benefit at statutory rate                         (34)%      (34)%  (34)%
Adjustment for higher Canadian tax rate                 1         --     (1)
Expenses not deductible for tax purposes                7          5      3
State taxes, net of federal                            (6)        (5)    (5)
Change in valuation allowance impacting
statement of operations                                32         34      37
                                                       --         --      --
Tax rate per financial statements                     ---%       ---%    ---%
                                                      ===        ===     ===




         The components of temporary differences that give rise to significant portions of deferred income taxes are as follows at July 31 (in thousands):

                                                             2000      1999        1998
                                                             ----      ----        ----
     Deferred tax assets:
      Net operating loss carryforwards                     $ 5,371  $  4,754     $ 2,698
      Allowance for doubtful accounts                        1,462       364         277
      Capitalized financing costs                              473       694         980
      Other                                                    135        32          15
                                                            ------    ------      -------
                                                             7,441     5,844       3,970
     Deferred tax liabilities:
       Property and equipment due to
        differences in depreciation                           (609)      (83)        ---
       Goodwill and start-up costs                            (368)     (305)       (240)
                                                            -------   -------     -------
                                                             6,464     5,456       3,730
     Less valuation allowance                              $(6,464) $ (5,456)    $(3,730)
                                                            -------   -------     -------
                                                              ----      ----        ----
                                                            =======   =======     =======

         At July 31, 2000, the Company had approximate net operating loss carryforwards for tax purposes which, if not utilized, expire in the years ended as follows (in thousands):

                           CANADA        UNITED STATES          TOTAL

2001                          $16            $ ---               $16
2002                           25              ---                25
2003                          429              ---               429
2004                          238              ---               238
2005                          655              ---               655
2006                          482              ---               482
2007                          548              ---               548
2009                          ---               24                24
2010                          ---               29                29
2011                          ---              656               656
2012                          ---              781               781
2013                          ---            3,932             3,932
2019                          ---            4,515             4,515
2020                          ---              910               910
                           ------          -------           -------
                           $2,393          $10,847           $13,240
                           ======          =======           =======

         A provision of the Internal Revenue Code requires that the utilization of net operating losses be limited when there is a change of more than 50 percent in ownership of the Company. Such a change occurred in December 1997. This ownership change may limit the utilization of any United States federal net operating losses incurred prior to the change in ownership date.

NOTE 10.  RELATED PARTY TRANSACTIONS

         Gregory J. Frazer, Ph.D., an officer and director of the Company, and Mr. Frazer's wife were shareholders in certain Hearing Care Associates corporations that the Company acquired during the fiscal years ended July 31, 1998 and 1997. During the fiscal year ended July 31, 1999, the Company issued a three-year promissory note to Mr. Frazer in the principal amount of $102,000, payable in equal quarterly installments, in connection with purchase price adjustments for hearing care centers previously acquired from Mr. Frazer. The Company also entered into expanded non-compete agreements with Mr. Frazer and his wife that pay them a total of $10,758 per month until September 2001. For the fiscal year ended July 31, 1998, the consideration paid to Mr. Frazer and his wife in connection with the acquisitions and related non-competition agreements consisted of $242,179 in cash and $80,520 payable in installments over three years.

         Mr. Frazer and his wife have the right, until September 30, 2001, to require the Company to redeem an aggregate of 1,680 of their Common Shares as of the last day of each calendar quarter at a price of $8.35 per share. The redemption rights are noncumulative and expire if not exercised as of the end of any calendar quarter as to such quarter. Pursuant to such redemption rights, the Corporation redeemed during the fiscal years ended July 31, 2000 and 1999, a total of 5,040 and 6,720 Common Shares, respectively, from Mr. Frazer and his wife for consideration of $42,084 and $56,112, respectively.

         On May 8, 1997, Brandon M. Dawson, an officer and director of the Company, exercised options for 50,000 Common Shares at $1.35 per share. In connection with the exercise, the Company made loans of $67,500 and $91,000 to Mr. Dawson on May 8, 1997, and April 24, 1998, respectively, to allow Mr. Dawson to pay the aggregate exercise price of the options and taxes incurred as a result of the exercise. The loans, which bore interest at 10% and 7.75%, respectively, were repaid on July 6, 1999, along with interest of $16,077. On October 5, 1997, the Company loaned Mr. Dawson $85,000 in connection with the purchase of his residence. The loan was repaid on April 10, 1998, along with interest at 10% per annum in the amount of $4,308. On December 26, 1997, the Company loaned Mr. Dawson $29,187 in order to allow Mr. Dawson to repay a loan obtained in connection with the exercise of options to purchase 20,000 Common Shares. The loan was repaid on March 30, 1999, along with interest at 7.75% per annum in the amount of $4,287. On March 19, 1998, the Company loaned Mr. Dawson $32,272, in order to pay taxes incurred as a result of option exercises in April 1996. The current balance of the loan, which matures on December 31, 2000, and bears interest at 7.75% per annum, is $35,760.

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

         On July 21, 1999, Cindy Dawson-Austin, mother of Mr. Dawson, loaned the Company $500,000 for working capital. The loan, along with interest at 12% per annum in the amount of $23,342, was repaid on December 10, 1999.

         In April 1999, Mr. Dawson purchased from an unrelated party a convertible note in the principal amount of $492,693 that had been issued by the Company in October 1996. The note was repaid on December 10, 1999. See Note 4 "Convertible Notes Payable."

NOTE 11.  401(K) PLAN

         The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 20% of their compensation to the plan. The Company does not match employee contributions.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

           OPERATING LEASES

         The following is a schedule by year of future minimum lease payments for non-cancelable operating leases at July 31, 2000 (in thousands):

          Year ending July 31:
          --------------------
           2001                                             $2,039
           2002                                              1,565
           2003                                              1,134
           2004                                                790
           2005                                                292
           Thereafter                                          221
                                                          --------
           Total minimum lease payments                     $6,041
                                                          ========

         Rental expense under operating leases was $2,528,000, $2,236,000, and $1,426,000 for the years ended July 31, 2000, 1999, and 1998, respectively.

           CONTINGENT PAYMENTS

         The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's revenues or results of operations exceed certain target levels. Such additional consideration is paid in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration that the Company may be required to pay is $294,000 for fiscal 2001 and $507,000 thereafter.

           CLAIMS

         The Company is a party to various lawsuits and claims incidental to its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NOTE 13.  SEGMENT INFORMATION

         The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. In accordance with SFAS No. 131, the Company has identified one operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows for the years ended July 31:

         (in thousands)              2000        1999         1998
                                     ----        ----         ----
         United States              $40,353    $30,511     $19,498
         Canada                       3,606      3,248       2,870
                                     ------    -------       -----
         Total                      $43,959    $33,759     $22,368
                                    =======    =======     =======

NOTE 14.  SUBSEQUENT EVENTS

         In August and October of 2000, the Company acquired 4 hearing care centers in 4 transactions for a total purchase price of $122,000. The Company has paid $11,000 of the total purchase price in cash, with $25,000 due in January 2001 and the remainder over a 3-year period. Each transaction was accounted for as a purchase.

  NOTE 15.  CANADIAN VERSUS U.S. GAAP

         As of July 31, 2000, 1999, and 1998 there were no material differences between Canadian generally accepted accounting principles ("GAAP") and U.S. GAAP.

SUPPLEMENTARY DATA:  QUARTERLY   RESULTS  OF  OPERATIONS   (UNAUDITED)

         The following is a tabulation of the unaudited quarterly results of operations for the years ended July 31, 2000, 1999, and 1998 (in thousands, except per share data):

                                                            Quarter ended
                                       --------------------------------------------------------
                                       October 31,     January 31,     April 30,       July 31,
                                           1999           2000           2000            2000
                                           ----           ----           ----            ----

Net revenues                            $ 10,142       $ 10,494      $  12,083       $  11,240
Income (loss) from operations               (531)          (454)            86          (2,101)
Net income (loss)                           (585)          (445)           111          (2,182)

EBITDA (1)                                   167            273            842          (1,173)

Net income (loss) per share (basic)     $  (0.10)      $  (0.07)     $    0.02       $   (0.36)
Net income (loss) per share (diluted)   $  (0.10)      $  (0.07)     $    0.01       $   (0.36)

                                                            Quarter ended
                                       --------------------------------------------------------
                                       October 31,     January 31,     April 30,       July 31,
                                           1998           1999           1999            1999
                                           ----           ----           ----            ----

Net revenues                            $  7,701       $  8,486       $  9,093       $   8,479
Income (loss) from operations             (1,523)          (701)            75          (2,686)
Net income (loss)                         (1,474)          (699)            65          (2,776)

EBITDA (1)                                (1,048)          (187)           637          (1,787)

Net income (loss) per share (basic
 and diluted)                           $  (0.24)      $  (0.11)      $   0.01       $   (0.46)


                                                            Quarter ended
                                       --------------------------------------------------------
                                       October 31,     January 31,     April 30,       July 31,
                                           1997           1998           1998            1998
                                           ----           ----           ----            ----

Net revenues                            $  5,307       $  4,109        $ 5,719       $   7,233
Loss from operations                         (79)        (1,135)          (778)         (2,906)
Net loss                                     (96)        (1,085)          (581)         (2,832)
EBITDA(1)                                    198           (812)          (429)         (2,494)

Net loss per share (basic and diluted)  $  (0.02)       $ (0.24)       $ (0.10)      $   (0.49)

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive Management Information Circular and Proxy Statement dated November 16, 2000 (the "Proxy Statement"), under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "2. Election of Directors."

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The required information is incorporated herein by reference to the Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits are listed in the Exhibit Index on page 36 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is marked with an asterisk in the Exhibit Index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2000                SONUS CORP.
                                      By
                                                  /s/ Brandon M. Dawson
                                         --------------------------------------
                                                  Brandon M. Dawson
                                          Chairman  and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 13, 2000.

             SIGNATURE                         TITLE
             ---------                         -----
   /s/ Brandon M. Dawson      Chairman and Chief Executive Officer and Director
   ---------------------
   Brandon M. Dawson

   /s/ Scott Klein            President and Chief Operating Officer and Director
   ----------------------
   Scott Klein

   /s/ Paul C. Campbell       Senior Vice President and Chief Financial Officer
   --------------------       (Principal Financial Officer)
   Paul C. Campbell

   /s/ Douglas A. Pease       Controller
   ---------------            (Principal Accounting Officer)
   Douglas A. Pease


A MAJORITY OF OTHER DIRECTORS:

                   *JOEL ACKERMAN                    Director

             *HAYWOOD D. COCHRANE, JR.               Director

                 * LESLIE H. CROSS                   Director

                *HUGH T. HORNIBROOK                  Director

                 *DAVID J. WENSTRUP                  Director


/s/ Scott Klein
--------------------------------
*By Scott Klein, as attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT                       DESCRIPTION OF EXHIBIT
------                        ----------------------

              3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999 (the "1999 Form 10-KSB").

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

              10.3 Amended and Restated  Warrant  Agreement  between the Company and Warburg dated October 1, 1999, and related Amended and Restated Warrant Certificate dated October 1, 1999. Incorporated by reference to Exhibit 10.3 to the 1999 Form 10-KSB.

              10.4 Form  of  Convertible   Subordinated  Note.  Incorporated  by
                   reference to Exhibit 10.4 to the 1999 Form 10-KSB.


              10.5   1993  Stock  Option  Plan.  Incorporated  by  reference  to
                     Exhibit 10.26 to the Company's Registration Statement on Form SB-2 filed March 12, 1997 (File No. 333-23137) (the "SB-2).*

              10.6 Second Amended and Restated Stock Award Plan (as amended February 11, 2000).*

              10.7   Employment   Agreement  dated  October  1,  1996,   between
                     Sonus-USA, and Gregory J. Frazer. Incorporated by reference to Exhibit 10.28 to the SB-2.*

              10.8 Employment Agreement dated December 24, 1997, between the Company and Brandon M. Dawson. Incorporated by reference to
                     Exhibit 10.30 to Post-Effective Amendment No. 1, filed March 5, 1998 to the SB-2.*

              10.9 Employment Agreement dated October 30, 1998, between the Company and Scott Klein. Incorporated by reference to
                     Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended October 31, 1998.*

              10.10 Employment Agreement dated February 11, 2000, between the Company and Paul C. Campbell. Incorporated by reference to
                     Exhibit 10 to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 2000.*

              10.11 Consulting Agreement effective as of January 1, 1997, between the Company and Hugh T. Hornibrook. Incorporated by reference to Exhibit 10.33 to the SB-2.*

              10.12 Promissory Note of Brandon M. Dawson dated March 19, 1998, as amended, and related Pledge Agreement between the Company and Mr. Dawson, dated May 1, 1998. Incorporated by reference to Exhibit 10.11 to the 1999 Form 10-KSB.*

              10.13 Noncompetition Agreement dated January 25, 1999, between Sonus-USA, Inc. and Gregory J. Frazer. Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-KSB.

              10.14 Amendment Agreement effective as of August 1, 1998, by and between Sonus-USA, Inc. and Gregory J. Frazer. Incorporated by reference to Exhibit 10.16 to the 1999 Form 10-KSB.

              21 The Company's subsidiaries are SONUS-USA, Inc., a Washington corporation, Sonus- Canada Ltd., a British Columbia (Canada) corporation, Sonus-Texas, Inc., an Oregon corporation, and Hear PO Corp., a New Mexico corporation.

              23     Consent of KPMG LLP.

              24     Power of attorney of certain officers and directors.

              27     Financial Data Schedule.

-----------

* Management contract or compensatory plan or arrangement.