Form 10KSB40/A
period 2000-07-31
SONUS CORP
filed 2000-11-28
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB/A
                               (Amendment No. 1)

(Mark one)

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
---      OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO            .
                                                    --------    ----------

                           Commission File No. 1-13851

                                ----------------

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

       Securities registered under Section 12(g) of the Exchange Act: NONE
                        --------------------------------

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

         Transitional Small Business Disclosure Format: Yes     No  X
                                                            ---    ---

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE

    Sonus Corp. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A as an amendment to its Annual Report to Form 10-KSB for the fiscal year ended July 31, 2000 (the "Form 10-KSB"). The purposes of this Amendment are to amend and restate in their entirety Item 1 of Part I and all of Part III of the Form 10-KSB.

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

    In addition to its company-owned hearing centers, the Company operates, through Sonus-USA, a franchise licensing program called The Sonus Network, with 478 current locations. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. There are currently 301 Sonus Network licensees located in 43 states and the District of Columbia.

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

THE SONUS NETWORK. The Sonus Network was established in August 1998 to complement the Company's internal growth and acquisition strategy and allow additional national growth without incurring the added capital costs and management resources necessary for Company-owned centers. There are currently 301 members of The Sonus Network representing 478 locations in 43 states and the District of Columbia. The Company plans on adding 240 new franchisees in the next fiscal year. Unlike many traditional franchise systems, the Company allows its franchisees maximum flexibility in the day-to-day operation of their businesses, including the extent to which the franchisees wish to adopt the Sonus name and trademarks. The Company believes that the primary benefits of joining the Sonus Network are reduced pricing on hearing instruments and related products, access to quality marketing materials and national advertising programs developed by Sonus, the ability to offer Sonus private-label products, and exclusive protected territories for franchisees. Additional benefits include recruiting, training, and operational consulting services and on-line ordering of hearing instruments and related products.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,   AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information with respect to each director of the Company, including their names, municipality of residence, ages, business experience during the past five years, and year of appointment as a director. Joel Ackerman was appointed to the Board of Directors in December 1997, Haywood
D. Cochrane, Jr., was nominated for election at the 1998 annual general meeting, and David J. Wenstrup was appointed to the Board of Directors in October 1999, in each case at the request of Warburg, Pincus Ventures, L.P. See Item 12 "Certain Relationships and Related Transactions." There are no family relationships among the Company's directors or officers. The Company has three executive officers, Brandon M. Dawson, Gregory J. Frazer, and Scott E. Klein, who are directors.

Name and                                                                                  Director
Municipality of Residence           Age     Principal Occupation(*)                          Since
-------------------------           ---     --------------------                             -----

Joel Ackerman                       36      Managing Director of E. M. Warburg,              1997
 New York, New York                         Pincus & Co., LLC, a specialized
                                            financial services organization.

Haywood D. Cochrane, Jr.            52      Chief Executive Officer                          1998
 Nashville, Tennessee                       and a director of CHD Meridian
                                            Healthcare, Inc., a specialized medical
                                            management company.

Leslie H. Cross                     49      President and Chief Executive Officer            2000
 Del Mar, California                        and a director of dj Orthopedics,
                                            LLC, a manufacturer  and distributor
                                            of  orthopedic  and   sports-related
                                            products.

Brandon M. Dawson                   32      Chairman and Chief Executive Officer             1995
 Happy Valley, Oregon                       of the Company.

Gregory J. Frazer, Ph.D.            48      Vice President-Business Development              1996
 Glendale, California                       of the Company

Hugh T. Hornibrook                  51      Acquisition consultant.                          1996
 Vancouver, British Columbia

Scott E. Klein             .        43      President and Chief Operating Officer            1999
 Clackamas, Oregon                          of the Company.

David J. Wenstrup                   36      Vice President of E.M. Warburg,                  1999
 New York, New York                         Pincus & Co., LLC, a specialized
                                            financial services organization.
-------------------------

 (*) During the past five years, the principal occupation and employment of each director has been in the capacity set forth above except as follows:

   (a) Mr. Ackerman has been employed by E. M. Warburg, Pincus & Co., LLC, since 1993. Mr. Ackerman is a director of Phycor, Inc.

   (b) Mr. Cochrane has held his present position since January 2000, when Corporate Health Dimensions merged with Meridian Corporate Healthcare, Inc., where he was President and Chief Executive Officer since February 1997. He was Executive Vice President, Chief Financial Officer and Treasurer of Laboratory Corporation of America Holdings, Inc. ("LabCorp"), from April 1995 to November 1996 and a consultant to LabCorp from November 1996 until February 1997. From June 1994 to April 1995, Mr. Cochrane was an employee of National Health Laboratories, Inc. ("NHL"), following NHL's acquisition of Allied Clinical Laboratories, Inc. ("Allied"). Mr. Cochrane was President and Chief Executive Officer of Allied from its formation in 1989 until its acquisition by NHL in June 1994. NHL was acquired by LabCorp in April 1995. Mr. Cochrane is a director of JDN Realty Corporation and TriPath Imaging, Inc.

   (c)   Mr.  Cross  has  served  as  President  of  dj   Orthopedics,   LLC,  a
         manufacturer and distributor of orthopedic and sports-related products, since July 1995 and as Chief Executive Officer since June 1999.

   (d) Mr. Dawson served as President and Chief Executive Officer of the Company from December 1995 to June 1999. From May 1992 to December 1995, he was director of U.S. sales for Starkey Laboratories, Inc., a multi-national manufacturer, distributor and marketer of custom "in-the-ear" hearing instruments and related hearing and diagnostic equipment.

   (e) Mr. Frazer has served as Vice President-Business Development of the Company since October 1996, when the Company acquired 11 audiology based hearing centers that were among 22 clinics in Southern California of which Mr. Frazer was part owner and operator. The Company has since acquired nine of the remaining 11 clinics. Mr. Frazer has spent his entire career as a hearing care professional since receiving his doctoral degree from Wayne State School of Medicine in 1981.

   (f) Mr. Hornibrook served as Vice President-Corporate Development of the Company from April 1996 until January 1997. From July 1994 to April 1996, and since January 1997, he has been an independent business consultant. Prior to July 1994, Mr. Hornibrook served as director of corporate development for The Loewen Group Inc., a consolidator and operator of funeral homes and cemeteries throughout North America.

   (g) Mr. Klein has served as President and Chief Operating Officer of the Company since June 1999 and was Executive Vice President and Chief Operating Officer from November 1998 to June 1999. Mr. Klein was Senior Vice President of Operations (Eastern Zone) of Hollywood Entertainment Corporation from April 1997 to October 1998. He previously held various senior management positions, including Senior Vice President of the Retail Division, at NordicTrack, Inc., from August 1993 until April 1997.

   (h) Mr. Wenstrup has been employed by E.M. Warburg, Pincus & Co., LLC, since 1997. From August 1991 to May 1997, Mr. Wenstrup served in various positions at The Boston Consulting Group, Inc., a strategic management consulting company.

OTHER EXECUTIVE OFFICERS

    Paul C. Campbell, age 45, has served as Senior Vice President and Chief Financial Officer of the Company since February 2000. Mr. Campbell was Chief Financial Officer of Famous Dave's of America, Inc., an operator and franchisor of full-service and counter-style restaurants located in Minneapolis, Minnesota, from October 1999 to February 2000. From July 1995 to October 1999, Mr. Campbell was Senior Vice President and Chief Financial Officer of Cucina! Cucina!, Inc., a restaurant chain headquartered in Seattle, Washington. He served as Vice President, Financial Planning, Administration, Investor Relations, & Accounting of Checkers Drive-In Restaurants, Inc., located in Clearwater, Florida, from January 1993 until July 1995 and as Vice President and Chief Financial Officer from March 1990 to January 1993.

    Randall E. Drullinger, age 37, has served as Vice President of Operations of the Company since January 2000 and was Director of Operations from November 1998 to January 2000. From April 1996 to November 1998, Mr. Drullinger was Vice President of Marketing of the Company. From August 1990 to April 1996, he was director of financial management services at Starkey Laboratories, Inc., Minneapolis, Minnesota.

    Daniel W. Quall, age 44, has served as Vice President of Network of the Company since April 2000 and was Vice President of Education and Professional Development from January 2000 to April 2000. He was Director of Education from April 1998 to January 2000. Mr. Quall has also served since 1980 as President of Western Hearing Aid Co., Inc., doing business as Earcare, an audiology clinic in Longview, Washington.

    Nancy E. Sayles, age 50, has served as Vice President of Human Resources of the Company since April 2000 and was Director of Human Resources from February 2000 to March 2000 and from March 1997 to April 1999. From April 1999 to December 1999, she was Senior Manager of Human Resources at Concentrix, Inc. located in Portland, Oregon, and was Director of Human Resources at Lewis & Clark College in Portland, Oregon from May 1990 until March 1997.

    Jeffry S. Weiss, age 43, has served as Vice President and Chief Technology Officer of the Company since January 2000 and was Director of Information Technology since March 1999. Prior to joining the Company, Mr. Weiss was Director of Technology for Platt Electric Supply located in Portland, Oregon, from March 1997 to March 1999 and also served as Director of Technology for Rodda Paint & Decor in Portland, Oregon, from February 1989 to March 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section  16(a) of the  Securities  Exchange  Act of 1934  ("Section  16(a)")
requires that reports of beneficial ownership of Common Shares and changes in such ownership be filed with the Securities and Exchange Commission by "reporting persons," including directors, executive officers, and certain holders of more than 10% of the outstanding Common Shares. To the Company's knowledge, all Section 16(a) reporting requirements applicable to known reporting persons were complied with for transactions and stock holdings during the fiscal year ended July 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the years indicated the compensation awarded or paid to, or earned by, the Company's chief executive officer and the Company's other executive officers whose salary level and bonus for the fiscal year ended July 31, 2000, exceeded $100,000.


                                                                            Long-Term
                                                                          Compensation

                                                                               Awards
                                                                       -----------------------
                                            Annual Compensation         Number of Shares         All Other
                                            -------------------
Name and Principal Position      Year(1)       Salary      Bonus       Underlying Options   Compensation (2)
---------------------------      -------       ------      -----       ------------------   ----------------
Brandon M. Dawson                  2000       $195,000       ---               ---                $20,000
 Chairman and Chief                1999        195,000       ---               ---                 20,000
 Executive Officer                 1998        167,917       ---              530,000               ---


Scott E. Klein                     2000        175,000     $21,875             ---                  ---
 President and Chief               1999        127,885      65,625            375,000               ---
 Operating Officer

Jeffry S. Weiss                    2000         91,459      10,000            100,000 (3)           ---
 Vice President and                1999         31,058      ---                50,000 (3)           ---
 Chief Technology Officer

--------------------

(1) Mr. Klein joined the Company in November 1998 and Mr. Weiss joined the Company in March 1999.

(2) Represents the premiums paid by the Company for a split-dollar life insurance policy for Mr. Dawson. See "Employment and Consulting Agreements."

(3) In July 2000, the Company granted Mr. Weiss an option to purchase 50,000 Common Shares at $4.00 per share and 50,000 Common Shares at $5.00 per share. The grant of the option was conditioned upon the cancellation of an option to purchase 50,000 Common Shares at $5.88 per share that was granted to Mr. Weiss in March 1999.

OPTION GRANTS

    During the fiscal year ended July 31, 2000, the Company granted stock options to employees and directors under its Second Amended and Restated Stock Award Plan (the "Stock Award Plan"). Options are granted at the discretion of the Board of Directors. The options are not transferable or assignable.

    The following table sets forth certain information concerning grants of options to purchase Common Shares to individuals who were directors or executive officers of the Company during the fiscal year ended July 31, 2000:


                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

  -------------------------------------------------------------------------------------------------------
                                                 Percentage
                                                 of Total
                                  Number of      Options
                                  Shares         Granted to
                                  Underlying     Employees in   Exercise
                                  Options        Fiscal         Price       Price Range    Expiration
              Name                Granted        Year           ($/share)   of Shares (6)  Date
              ----                ------------   -------------- ----------  -------------  ----
  Joel Ackerman...............         --             --            --           --             --
  Paul C. Campbell............     200,000(1)        26.0%        $4.00      $4.50-3.25      02/11/10
  Haywood D. Cochrane, Jr.....         --             --            --           --             --
  Leslie H. Cross.............      50,000(2)        6.5%          4.00      3.75-3.625      01/01/10
  Brandon M. Dawson...........         --             --            --           --             --
  Randall E. Drullinger.......         --             --            --           --             --
  Gregory J. Frazer, Ph.D.....         --             --            --           --             --
  Hugh T. Hornibrook..........         --             --            --           --             --
  Edwin J. Kawasaki...........         --             --            --           --             --
  Scott E. Klein..............         --             --            --           --             --
  Larry J. Myers..............         --             --            --           --             --
  Daniel W. Quall.............       5,000(3)        0.7%          5.88      4.375-4.063     08/01/09
                                    40,000(3)        5.2%          5.88      3.75-3.625      01/01/10
                                     5,000(4)        0.7%          5.88       3.25-2.75      07/11/10
  Nancy E. Sayles.............      30,000(3)        3.9%          5.88      4.50-3.375      02/21/10
                                    20,000(3)        2.6%          5.88       5.50-4.00      04/04/10
  Jeffry S. Weiss.............      50,000(5)        6.5%          5.00       3.25-2.75      07/11/10
                                    50,000(5)        6.5%          4.00       3.25-2.75      07/11/10
  David J. Wenstrup...........         --             --            --           --             --
-----------------

(1) Exercisable as to 50,000 Common Shares immediately following grant and an additional 50,000 Common Shares on each anniversary of the date of grant. The options will become exercisable in full in the event that, following a change in control of the Company, Mr. Campbell's employment is terminated by the Company without cause, or he experiences a material demotion in status or position or a material change in his duties that is inconsistent with his position at the Company, his base salary is reduced, or his participation in the Company's compensation plans is not continued on a level comparable with other key executives. A change in control of the Company will be deemed to occur if (i) a person acquires beneficial ownership of 50% or more of the combined voting power of the Company, with certain exceptions, (ii) the incumbent directors (or nominees approved by a majority of the incumbent directors, including subsequently approved directors) cease to constitute at least a majority of the directors of the Company, or (iii) a reorganization, merger, or consolidation or sale of all or substantially all the assets of the Company, with certain exceptions, is consummated.

(2) Vests in three equal annual installments beginning one year following the date of grant.

(3) Vests in five equal annual installments beginning one year following the date of grant.

(4) Exercisable in full.

(5) Exercisable as to 10,000 Common Shares immediately following grant and an additional 10,000 Common Shares annually beginning March 10, 2001.

(6) Represents the high and low per share sale prices of the Common Shares on the American Stock Exchange ("AMEX") during the 30-day period preceding the date of the option grant.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth certain information regarding option exercises during the fiscal year ended July 31, 2000, and the fiscal year-end value of unexercised options held by individuals who were directors or executive officers of the Company during the 2000 fiscal year:

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities             Value of Unexercised
                                Shares                  Underlying Unexercised           In-the-Money Options at
                               Acquired                   Options at July 31, 2000           July 31, 2000(1)
                                  on         Value      ----------------------------     --------------------------
            Name                Exercise   Realized    Exercisable     Unexercisable    Exercisable     Unexercisable
            ----                --------   --------    -----------     -------------    -----------     -------------
Joel Ackerman..............       ---         ---          ---              ---             ---              ---
Paul C. Campbell...........       ---         ---           50,000         150,000          ---              ---
Haywood D. Cochrane Jr.....       ---         ---           16,666          33,334          ---              ---
Leslie H. Cross............       ---         ---          ---              50,000          ---              ---
Brandon M. Dawson..........       ---         ---          287,500         227,500        $118,200           ---
William DeJong.............       ---         ---           40,000          ---             ---              ---
Randall E. Drullinger......       ---         ---           80,000          40,000          ---              ---
Gregory J. Frazer, Ph.D....       ---         ---           80,000          ---             ---              ---
Hugh T. Hornibrook.........       ---         ---           65,000          ---             ---              ---
Edwin J. Kawasaki..........       ---         ---          ---              ---             ---              ---
Scott E. Klein.............       ---         ---          176,787         198,213          ---              ---
Larry J. Myers.............       ---         ---          140,000          ---             ---              ---
Daniel W. Quall............       ---         ---            5,000          45,000          ---              ---
Nancy E. Sayles............       ---         ---          ---              50,000          ---              ---
Jeffry S. Weiss............       ---         ---           20,000          80,000          ---              ---
David J. Wenstrup..........       ---         ---          ---              ---             ---              ---

----------------

(1) The value shown was calculated based on the excess of the closing sale price of the Common Shares reported on AMEX on July 31, 2000, over the per share exercise price of the unexercised in-the-money options.

OPTION REPRICING

    The following table sets forth certain information regarding repricing of stock options held by any executive officer of the Company during the last 10 fiscal years.

                                                10-YEAR OPTION REPRICINGS

                                          Number of
                                          Securities    Market Price     Exercise
                                          Underlying    of Stock at      Price at                 Length of Original
                                           Options        Time of         Time of       New       Term Remaining at
                                         Repriced or    Repricing or   Repricing or   Exercise    Date of Repricing
            Name                Date       Amended       Amendment       Amendment      Price        or Amendment
            ----                ----       -------       ---------       ---------      -----        ------------
Hugh T. Hornibrook (1)....     6-26-98      40,000         $7.25           $9.25        $7.25         2.75 years
Daniel W. Quall (2).......     7-11-00       5,000         $3.00           $7.25        $5.88          8 years
Jeffry S. Weiss (3).......     7-11-00      50,000         $3.00           $5.88        $5.00          9 years

----------------

(1) Mr. Hornibrook served as Vice President-Corporate Development of the Company from April 1996 until January 1997.

(2) Mr. Quall is Vice President of Network of the Company.

(3) Mr. Weiss is Vice President and Chief Technology Officer of the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

    In late 1997, the Company entered into an employment  agreement with Brandon
M. Dawson, its Chairman and Chief Executive Officer. The term of the agreement expires on December 24, 2001, subject to automatic one-year extensions annually unless either party gives six months' prior written notice of non-extension. The agreement establishes an annual base salary of $195,000, subject to such increases (but not decreases) as are determined from time to time by the Board of Directors or a compensation committee designated by the Board of Directors.
The agreement provides for an annual incentive bonus in an amount to be determined by the Board of Directors up to 100% of Mr. Dawson's base salary.
Under the agreement, Mr. Dawson is entitled to participate in all of the Company's compensation plans covering key executive and managerial employees, as well as reimbursement for the lease of an automobile up to $12,000 per year. The
Company has also provided Mr. Dawson with an equity split-dollar life insurance policy with a face amount of $2,000,000, provided that the premiums paid by the Company per year will not exceed $20,000, to be recovered from the death benefits, surrender value or loan proceeds payable on the policy.

    The employment agreement includes an agreement on the part of Mr. Dawson not to compete with the Company for a period of three years after his employment with the Company is terminated. If Mr. Dawson's employment is terminated by reason of death, the Company will pay to his personal representative his base salary through the date of death, together with any accrued benefits (including death benefits) to which he is entitled under the terms of the Company's compensation plans. In the event of Mr. Dawson's termination due to disability, he will be entitled to receive his base salary reduced by any benefits paid under the Company's group long-term disability insurance plan for the remaining term of the agreement and the portion of his annual bonus relating to the period before his disability. If Mr. Dawson's employment is terminated by the Company for "cause" or he terminates his employment voluntarily without "good reason," the Company will pay his base salary through the effective date of termination,  together with any accrued  benefits to which he is entitled  under the terms of the Company's  compensation plans. Cause includes a material act of
fraud,   dishonesty  or  moral   turpitude,   gross  negligence  or  intentional
misconduct.  Good reason includes a material  demotion in Mr. Dawson's status or position,  a  material  change  in his  duties  that is  inconsistent  with  his position,  a  reduction  in his  base  salary,  or a  failure  to  continue  his participation in the Company's  compensation  plans on terms comparable to other key executives.  If Mr. Dawson's employment is terminated by the Company without cause or by Mr.  Dawson with good  reason,  the Company will pay his base salary through the termination date, plus an amount of severance pay equal to two times the sum of his base salary and his average annual bonus for the prior two fiscal years payable in 24 monthly  installments.  In addition,  upon such  termination
without  cause  or  with  good  reason,   the  Company  will  afford   continued
participation  in the Company's  compensation  plans (or, if not permitted under the general provisions of any such plan, will provide a substantially equivalent benefit) for two additional years.

    Effective November 1, 1998, the Company entered into a four-year  employment agreement with Scott E. Klein,  its President and Chief Operating  Officer.  The
agreement  establishes  an annual  base  salary  of  $175,000,  subject  to such increases (but not  decreases) as are determined  from time to time by the Board of Directors or a compensation  committee  designated by the Board of Directors.
The agreement provides for an initial bonus of $87,500 for services performed in the fiscal year ended July 31, 1999, and an annual incentive bonus thereafter in an amount to be  determined  by the Board of Directors up to 50% of Mr.  Klein's
base salary. Under the agreement, Mr. Klein is entitled to participate in all of
the  Company's   compensation   plans  covering  key  executive  and  managerial
employees.

    The employment agreement includes an agreement on the part of Mr. Klein not to compete with the Company for a period of one year after his employment with the Company is terminated. If Mr. Klein's employment is terminated by reason of death, the Company will pay to his personal representative his base salary through the date of death, together with any accrued benefits (including death benefits) to which he is entitled under the terms of the Company's compensation plans. In the event of Mr. Klein's termination due to disability, he will be entitled to receive his base salary reduced by any benefits paid under the Company's group long-term disability insurance plan for the remaining term of the agreement. If Mr. Klein's employment is terminated by the Company for cause or he terminates his employment voluntarily without good reason, the Company will pay his base salary through the effective date of termination, together with any accrued benefits to which he is entitled under the terms of the Company's compensation plans. Cause includes a material act of fraud, dishonesty or moral turpitude, gross negligence or intentional misconduct. Good reason includes a material demotion in Mr. Klein's status or position, a material change in his duties that is inconsistent with his position, a reduction in his base salary, or a failure to continue his participation in the Company's compensation plans on terms comparable to other key executives. If Mr. Klein's employment is terminated by the Company without cause or by Mr. Klein with good reason, the Company will pay his base salary through the termination date, plus an amount of severance pay equal to his base salary.

    Effective January 1, 1997, the Company entered into a five-year consulting agreement with Hugh T. Hornibrook, a director of the Company, under which the Company pays Mr. Hornibrook a retainer of $65.34 per month and $81.67 per hour for consulting services on an as-needed basis. The total amount paid to Mr.
Hornibrook in fiscal 2000 was $784.06.

COMPENSATION OF DIRECTORS

    The non-employee directors of the Company receive a fee of $1,000 for each board or committee meeting attended and are reimbursed for out-of-pocket and travel expenses incurred in attending board and committee meetings. The Company has no other standard arrangement pursuant to which directors are compensated by the Company for their services in their capacity as directors. The Company may from time to time, as it has in the past, grant stock options to directors in accordance with the policies of AMEX, the Securities and Exchange Commission, and the securities laws and regulations of the jurisdictions where the directors reside. Options granted during the 2000 fiscal year are included in the table under "Option Grants" above.


DIRECTORS AND OFFICERS LIABILITY INSURANCE COVERAGE

    The Company maintains insurance for the protection of its directors and officers against liabilities incurred in such capacity with a coverage limit of $2,000,000, subject to a deductible of $50,000 per claim. The premium paid by the Company for the annual policy period ended October 31, 2000, was $45,000 for the directors and officers as a group.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP TABLE

    The following table gives information regarding the beneficial ownership of Common Shares as of October 31, 2000, by each of the Company's directors, by certain of the Company's executive officers, and by the Company's present directors and executive officers as a group. In addition, it gives information, including addresses, regarding each person or group known to the Company to own beneficially more than 5% of the outstanding Common Shares, Series A Shares or Series B Shares. Information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given. Unless otherwise indicated, all shares listed as beneficially owned are held with sole voting and investment power. The numbers in the table include Common Shares as to which a person has the right to acquire beneficial ownership through the exercise or conversion of options, purchase warrants or convertible securities within 60 days after October 31, 2000.


                                                   Class or      Amount and Nature      % of
               Name and Address                    Series of      of "Beneficial        Common      % of Series of
              of Beneficial Owner                   Shares          Ownership"        Shares(1)(2)  Preferred Shares
---------------------------------------------------------------------------------------------------------------------
     Joel Ackerman (5)......................          ---               ---               ---               ---
     Haywood D. Cochrane, Jr................          ---              16,666              *                ---
     Leslie H. Cross........................        Common             84,598              1.4%             ---
     Brandon M. Dawson......................        Common          1,152,500             18.1%             ---
     111 S.W. Fifth Ave., Ste. 1620
     Portland, Oregon 97204
     Gregory J. Frazer, Ph.D................        Common            380,631(3)           6.1%             ---
     18531 Roscoe Blvd., Ste. 201
     Northridge, California 91324
     Hugh T. Hornibrook.....................        Common             65,000              1.0%             ---
     Scott E. Klein.........................        Common            198,811              3.2%             ---
     RS Investment Management Co. (4).......        Common          1,107,800(4)          18.2%             ---
     388 Market  Street, Ste. 200
     San Francisco, California 94111
     Warburg, Pincus & Co. (5)..............        Common          8,389,041(5)          57.9%             ---
     466 Lexington Avenue                          Series A         2,666,666(5)          ---               100%
     New York, New York 10017                      Series B         2,500,000(5)          ---               100%
     Jeffry S. Weiss........................        Common             20,000              *                ---
     David J. Wenstrup......................          ---               ---               ---               ---
     All present directors and executive....        Common          2,054,206(3)          29.7%             ---
     officers as a group (13 persons)

---------------

* Less than 1% of the outstanding Common Shares.

    (1) "Beneficial ownership" is calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, pursuant to which Common Shares as to which a person has the right to acquire beneficial ownership through the exercise or conversion of options, purchase warrants or convertible securities within 60 days after October 31, 2000, have been included in shares deemed to be outstanding for purposes of computing percentage ownership by such person.

    (2) "Beneficial ownership" includes Common Shares that the person has the right to acquire through the exercise or conversion of options, purchase warrants or convertible securities within 60 days after October 31, 2000, as follows: Haywood D. Cochrane, Jr., 16,666 shares; Brandon M. Dawson, 287,500 shares; Gregory J. Frazer, Ph.D., 80,000 shares; Hugh T. Hornibrook, 65,000 shares; Scott E. Klein, 198,811 shares; Warburg, Pincus & Co., 8,389,041 shares; Jeffry S. Weiss, 20,000 shares; and all directors and executive officers as a group, 823,977 shares.

    (3) Includes 40,058 Common Shares and options to acquire 20,000 Common Shares exercisable within 60 days after October 31, 2000, held by Carissa Bennett, Gregory J. Frazer's wife.

    (4) Included in reliance on information contained in Schedule 13G dated February 8, 2000, jointly filed by RS Investment Management Co. LLC, RS Investment Management, L.P., RS Value Group LLC, The RS Orphan Fund, L.P., and the RS Orphan Offshore Fund, L.P. RS Investment Management Co. LLC is the general partner of RS Investment Management, L.P. and RS Value Group LLC is the general partner of The RS Orphan Fund, L.P. As to the indicated number of shares, RS Investment Management Co. LLC. and RS Value Group LLC each reported shared voting and dispositive power. The RS Orphan Fund, L.P., reported shared voting and dispositive power as to 787,280 shares, or 12.9% of the outstanding Common Shares, and the RS Orphan Offshore Fund, L.P. reported shared voting and dispositive power as to 320,520 shares, or 5.3 percent of the outstanding Common Shares. RS Investment Management, L.P. reported no Common Shares as to which it had sole or shared voting or dispositive power.

    (5) Warburg, Pincus & Co. is the general partner of Warburg, Pincus Ventures, L.P. ("Warburg"), the record owner of 2,666,666 Series A Shares, 2,500,000 Series B Shares and warrants to purchase 2,000,000 Common Shares. Warburg is managed by E.M. Warburg, Pincus & Co., LLC. Joel Ackerman, a general partner of Warburg, Pincus & Co., and David J. Wenstrup, a vice president of E.M. Warburg, Pincus & Co., LLC, each disclaim beneficial ownership of the Shares beneficially owned by Warburg except to the extent of an indirect pecuniary interest in an indeterminate number of such Shares. Each Preferred Share is entitled to one vote. The Preferred Shares vote together with the Common Shares as a single class unless otherwise required by law or if the Board of Directors otherwise determines. The Preferred Shares held by Warburg represent approximately 51% of the combined voting power of outstanding voting securities. Of the 8,389,041 Common Shares shown as beneficially owned by Warburg, 2,666,666 shares represent the Common Shares issuable upon conversion of 2,666,666 Series A Shares and 3,722,375 shares represent the Common Shares issuable upon conversion of 2,500,000 Series B Shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Gregory J. Frazer, Ph.D., Vice President-Business Development and a director of the Company, and his wife, Carissa Bennett, have the right, until September 30, 2001, to require the Company to redeem an aggregate of 1,680 of their Common Shares as of the last day of each calendar quarter at a price of $8.35 per share. The redemption rights are noncumulative and expire if not exercised as of the end of any calendar quarter as to such quarter. Pursuant to such redemption rights, the Company redeemed during the fiscal years ended July 31, 2000 and 1999, a total of 5,040 and 6,720 Common Shares, respectively, from Ms. Bennett and Mr. Frazer for consideration of $42,084 and $56,112, respectively.

    During 1998, the Company acquired three hearing care centers in California in which Mr. Frazer and Ms. Bennett were part-owners. Mr. Frazer and Ms. Bennett received $242,179 of the total purchase price of $542,268. They also received $80,520 in payment for covenants not to compete. In January 1999, the Company issued a three-year promissory note to Mr. Frazer in the principal amount of $102,000 and payable in equal quarterly installments in connection with purchase price adjustments for hearing care centers that were previously acquired from Mr. Frazer. The Company also entered into expanded non-compete agreements with Mr. Frazer and Ms. Bennett that pay Mr. Frazer and Ms. Bennett $6,303 and $4,455 per month, respectively, until September 2001.

    On December 26, 1997, the Company loaned Brandon M. Dawson, Chairman and Chief Executive Officer and a director of the Company, $29,942 in order to allow Mr. Dawson to repay an advance in connection with the exercise by Mr. Dawson of options to purchase 20,000 Common Shares on April 1, 1996. Mr. Dawson repaid the loan on March 30, 1999, along with interest at 7.75% per annum in the amount of $4,287. On March 19, 1998, the Company loaned Mr. Dawson $33,107 in order to pay taxes incurred as a result of Mr. Dawson's April 1996 option exercise. The loan bears interest at 7.75% per annum and is due on December 31, 2000.

    On May 8, 1997, Mr. Dawson exercised options for 50,000 Common Shares at $1.35 per share in order to allow options for Common Shares to be granted to other employees. In connection with such exercise, the Company loaned Mr. Dawson $67,500 to pay the aggregate exercise price of the options. The loan was repaid on July 6, 1999, along with interest at 10% per annum in the amount of $7,730. On April 24, 1998, the Company loaned Mr. Dawson an additional $91,000 in order to pay taxes incurred as a result of Mr. Dawson's May 1997 option exercise. The loan was repaid on July 6, 1999, along with interest at 7.75% in the amount of $8,347.

    On December 8, 1998, the Company loaned Scott E. Klein, President and Chief Operating Officer and a director of the Company, $100,000 in connection with the purchase of his primary residence in Portland, Oregon. The loan, which was due on the earlier of the sale of Mr. Klein's residence in Minnesota or October 31, 1999, was repaid on June 7, 1999, along with interest at 8% in the amount of $4,000.

    On July 21, 1999, Cindy Dawson-Austin, mother of Mr. Dawson, loaned the Company $500,000 for working capital. The loan was repaid on December 10, 1999, along with interest at 12% in the amount of $23,342.

    On October 1, 1999, the Company consummated the sale of 2,500,000 Series B Shares to Warburg for $10,000,000 in cash. Under the terms of the purchase agreement for the Series B Shares, Warburg is entitled to designate three nominees for election as directors. Cash dividends will accrue on the Series B Shares at an annual rate of 8 percent of the conversion price then in effect until November 1, 2004, increasing in steps thereafter to 18 percent beginning November 1, 2006, provided that the Company has met specified quarterly earnings targets. If the Company has not met the earnings targets by July 31, 2002, dividends will not accrue or be payable on the Series B Shares. Upon conversion of the Series B Shares, any accumulated dividends will be forfeited.

    The Series B Shares were initially convertible on a one-for-one basis into 2,500,000 Common Shares at a conversion price of $4.00 per share. Because the Company's receivables as of July 31, 1999, that were collected by July 31, 2000, totaled less than $4,736,000 and the Company has not yet attained specified quarterly earnings targets, the conversion rate was adjusted such that the Series B Shares are convertible into 3,722,375 Common Shares as of the fiscal quarter ended October 31, 2000. Additional adjustments will be made each quarter thereafter as long as the earnings targets have not been met. The amount of such quarterly adjustments will be based on a factor of 2 percent of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5 percent beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive fiscal quarters, no further adjustments in the conversion rate will be made. The Series B Shares are subject to mandatory conversion at the option of the Company if certain share price and earnings targets are met.

    In connection with the sale, the Company agreed to reduce the exercise price of outstanding warrants entitling Warburg to purchase 2,000,000 Common Shares from $12.00 to $6.75 per share, to extend the exercise period to October 1, 2004, and to remove the limitation on the number of shares that may be issued upon a cashless exercise.

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

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2000              SONUS CORP.
                                     By

                                               /s/ Brandon M. Dawson
                                         ------------------------------------
                                                Brandon M. Dawson
                                         CHAIRMAN  AND CHIEF EXECUTIVE OFFICER