Form 10QSB/A
period 1999-10-31
SONUS CORP
filed 2001-02-02
CIK 1029260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

Transitional Small Business Disclosure Format.  Yes      .  No  X   .
                                                    ----       ----

EXPLANATORY NOTE
----------------

         Sonus Corp. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A as an amendment to its Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 1999 (the "Form 10-QSB"). The purpose of this Amendment is to amend and restate in their entirety Items 1 and 2 of Part I of the Form 10-QSB to reflect the restatement of the interim financial information for the three month periods ended October 31, 1998 and October 31, 1999. The remaining portions of the Form 10-QSB have not been amended but have been included in this Amendment for the convenience of the reader.

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

ITEM 1.       FINANCIAL STATEMENTS.


                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           October 31,         July 31,
                                                                              1999              1999
                                                                         --------------    --------------
                                                                         (Unaudited)
                                                                         (As Restated
                                                                         (See Note 4))
                                     ASSETS
Current assets:
     Cash and cash equivalents                                           $        8,963    $          498
     Accounts receivable, net of allowance for doubtful
       accounts of $1,015 and $907, respectively                                  4,219             3,666
     Other receivables                                                              514               346
     Inventory                                                                      513               499
     Prepaid expenses                                                               433               340
                                                                         --------------    --------------
              Total current assets                                               14,642             5,349

Property and equipment, net                                                       7,494             6,208
Other assets                                                                         65                60
Goodwill and covenants not to compete, net                                       19,648            19,768
                                                                         --------------    --------------

                                                                         $       41,849    $       31,385
                                                                         ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                          $          500    $          500
     Accounts payable                                                             4,505             3,727
     Accrued payroll                                                              1,028             1,223
     Other accrued liabilities                                                    1,764             1,317
     Convertible notes payable                                                      931               931
     Capital lease obligations, current portion                                     225               129
     Long-term debt, current portion                                              2,160             2,150
                                                                         --------------    --------------
              Total current liabilities                                          11,113             9,977

Capital lease obligations, less current portion                                     522                96
Long-term debt, less current portion                                              2,113             2,497
                                                                         --------------    --------------
              Total liabilities                                                  13,748            12,570
                                                                         --------------    --------------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 13,333,333 shares authorized,
          issued, and outstanding (liquidation preference of $19,690)            15,701            15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $10,000)             9,900              --
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,107,706 and 6,109,026 shares,
          respectively, issued and outstanding                                   14,966            14,976
     Notes receivable from shareholders                                             (93)              (93)
     Accumulated deficit                                                        (12,218)          (11,595)
     Accumulated other comprehensive loss                                          (155)             (174)
                                                                         --------------    --------------
              Total shareholders' equity                                         28,101            18,815
                                                                         --------------    --------------

                                                                         $       41,849    $       31,385
                                                                         ==============    ==============



The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   Three months ended
                                                        October 31,
                                                  ----------------------
                                                    1999          1998
                                                  --------      --------
                                               (As Restated   (As Restated
                                               (See Note 4))  (See Note 4))
Revenues:
     Product                                      $  8,851      $  6,646
     Service                                           847           920
     Other                                             404           135
                                                  --------      --------

    Net revenues                                    10,102         7,701

Costs and expenses:
     Cost of products sold                           3,048         2,601
     Clinical expenses                               4,935         4,364
     General and administrative expenses             1,960         1,931
     Depreciation and amortization                     728           489
                                                  --------      --------

Total costs and expenses                            10,671         9,385
                                                  --------      --------


Loss from operations                                  (569)       (1,684)

Other income (expense):
      Interest income                                   41           104
      Interest expense                                 (97)          (68)
      Other, net                                         2             1
                                                  --------      --------

Net loss                                          $   (623)     $ (1,647)
                                                  ========      ========

Loss per share of common stock:
    Basic and diluted                             $  (0.10)     $  (0.27)

Average shares outstanding:
    Basic and diluted                                6,085         6,083



See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Three months ended
                                                                                       October 31,
                                                                             -----------------------------
                                                                                 1999             1998
                                                                             ------------    -------------
                                                                             (As Restated    (As Restated
                                                                             (See Note 4))   (See Note 4))
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $       (623)   $      (1,647)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for bad debt expense                                               98               68
          Depreciation and amortization                                               728              489
     Changes in operating assets and liabilities:
          Accounts receivable                                                        (608)              87
          Other receivables                                                          (166)              10
          Inventory                                                                   (12)             (52)
          Prepaid expenses                                                            (92)            (112)
          Accounts payable and accrued liabilities                                    975              380
                                                                             ------------    -------------
               Net cash provided by (used in) operating activities                    300             (777)
                                                                             ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments                                                  --              1,870
     Purchase of property and equipment                                            (1,227)            (915)
     Additional costs related to acquisitions                                        --               (116)
     Deferred acquisition costs and other, net                                         (4)             (90)
     Net cash paid on business acquisitions                                           (90)            (950)
                                                                             ------------    -------------
               Net cash used in investing activities                               (1,321)            (201)
                                                                             ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of long term debt
          and capital lease obligations                                              (420)            (211)
     Deferred financing costs, net                                                   --                  1
     Repayments of bank loans and
          short-term notes payable                                                   --               (173)
     Issuance of preferred stock, net of costs                                      9,900             --
     Issuance of common stock, net of costs                                          --                248
     Repurchase of common stock                                                       (10)            --
                                                                             ------------    -------------
               Net cash provided by (used in) financing activities                  9,470             (135)
                                                                             ------------    -------------

Net increase (decrease) in cash and cash equivalents                                8,449           (1,113)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                                       16              (31)

Cash and cash equivalents, beginning of period                                        498            2,720

                                                                             ------------    -------------
Cash and cash equivalents, end of period                                     $      8,963    $       1,576
                                                                             ============    =============

Supplemental disclosure of investing and financing activities:
     Interest paid during the period                                         $         72    $          68
Supplemental disclosure of non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions                       --      $       1,240
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                           $        566             --



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

3.       Comprehensive Loss

         (in thousands)                        Three months ended October 31,
                                              1999                       1998
                                              ----                       ----

         Net loss                           $ (623)                   $ (1,647)
         Other comprehensive loss, net of
         tax:
             Foreign currency translation
             adjustments                       (19)                        (31)
                                            -------                   --------
         Comprehensive loss                 $ (642)                   $ (1,678)
                                            ========                  ========

4.       Restatement

         In January 2001, after communication with the staff of the Securities and Exchange Commission, the Company determined that it was necessary to restate the interim financial information included in its Form 10-QSB filings for the fiscal year ended July 31, 2000. The restatement was required to reflect certain adjustments pertaining to product revenue, cost of products sold, clinical expenses, and general and administrative expenses recorded at July 31, 2000 and 1999 by the Company which should have been recorded in the Company's interim financial information. The following table sets forth the effect of the restatement on the Company's interim financial information for the three months ended October 31, 1999 and 1998:


                                                          Three months ended                   Three months ended
                                                           October 31, 1999                     October 31, 1998
                                                           ----------------                     ----------------
                                                                      As Previously                       As Previously
                                                     As Restated         Reported         As Restated        Reported
                                                     -----------         --------         -----------        --------
                                                                   (in thousands, except per share data)
Net revenues                                         $ 10,102           $ 10,142             $ 7,701          $ 7,701
Net loss                                             $   (623)          $   (585)            $(1,647)         $(1,474)
Net loss per share of common stock:
  Basic and diluted                                  $  (0.10)          $  (0.10)            $ (0.27)         $ (0.24)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

         Revenues. Total revenues for the three months ended October 31, 1999, were $10,102,000, representing a 31% increase over revenues of $7,701,000 for the comparable period in fiscal 1998. The increase was due to the 22 additional hearing care centers that were acquired by the Company during the twelve months ended October 31, 1999, as well as an increase of 12% in comparable center revenue in the fiscal first quarter. Product revenues were $8,851,000 for the three months ended October 31, 1999, up 33% from $6,646,000 for the same period in fiscal 1998. Audiological service revenues decreased 8% to $847,000 for the three months ended October 31, 1999, from $920,000 for the comparable period in fiscal 1998. Audiological service revenues represented 8% and 12% of total revenues for the three month periods ended October 31, 1999 and 1998, respectively. The Company continued to focus on more profitable hearing instrument sales resulting in a decrease in audiological service revenues. Other revenues increased 199% to $404,000 for the three months ended October 31, 1999, from $135,000 for the three months ended October 31, 1998. The increase was due to the increased size of the Company and increased revenues from The Sonus Network, the Company's franchise licensing program, and from the Company's Hear PO Corp. subsidiary. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,100 affiliated audiologists, sells Hear PO brand private label hearing instruments, and operates as a buying group for its affiliated audiologists.

         Product Gross Profit. Product gross profit for the three months ended October 31, 1999, was $5,803,000 or 66% of product revenues, compared to $4,045,000 or 61% of product revenues for the comparable period in fiscal 1998. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, increased utilization of the Company's private-label hearing instruments, better price management, and a tiered pricing strategy based on levels of technology that was introduced in November 1998.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 49% for the three months ended October 31, 1999, compared to 57% for the three months ended October 31, 1998. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, eliminate inefficient and duplicative processes, and increase comparable center revenue. Clinical expenses for the three months ended October 31, 1999, were $4,935,000, representing an increase of 13% over clinical expenses of $4,364,000 for the comparable period in fiscal 1998. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the three months ended October 31, 1999. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased to 19% for the three-month period ended October 31, 1999, versus 25% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts. General and administrative expenses increased 2% from $1,931,000 for the three months ended October 31, 1998, to $1,960,000 for the three months ended October 31, 1999.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the three-month period ended October 31, 1999, compared to 6% for the three months ended October 31, 1998. Depreciation and amortization expense for the three months ended October 31, 1999, was $728,000, an increase of 49% over the depreciation and amortization expense of $489,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 22 additional centers acquired by the Company during the twelve-month period ended October 31, 1999.

         Interest Income and Expense. Interest income for the three months ended October 31, 1999, decreased to $41,000 from $104,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company as funds have been used for acquisitions. Interest expense for the three months ended October 31, 1999, was $97,000 compared to $68,000 for the three months ended October 31, 1998, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the three months ended October 31, 1999, decreased 62% from $1,647,000 for the three months ended October 31, 1998, to $623,000 for the three months ended October 31, 1999. The Company had income from operations before interest, depreciation, and amortization for the three months ended October 31, 1999, of $159,000 compared to a loss from operations before interest, depreciation, and amortization of $1,195,000 for the three months ended October 31, 1998.

LIQUIDITY AND CASH RESERVES

         For the three months ended October 31, 1999, net cash provided by operating activities was $300,000 compared to net cash used in operating activities of $777,000 for the three months ended October 31, 1998. Net cash used in investing activities was $1,321,000 in the first three months of fiscal 1999 compared to $201,000 in the first three months of fiscal 1998. Net cash provided by financing activities was $9,470,000 in the first three months of fiscal 1999 compared to net cash used in financing activities of $135,000 in the first three months of fiscal 1998. The change was primarily due to the issuance of 2,500,000 Series B Convertible Preferred Shares (the "Series B Shares") in a private placement for $10,000,000 in cash on October 1, 1999.

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

                          SONUS CORP.

                         By: /s/ Paul C. Campbell
                              --------------------
                              Paul C. Campbell
                              Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

                          By: /s/ Douglas A Pease
                              -------------------
                              Douglas A Pease
                              Controller
                              (Chief Accounting Officer)


DATED:  February 2, 2001

                                  EXHIBIT INDEX
                                  --------------



 Exhibit
  Number                                    Description of Exhibit
  ------                                    ----------------------
    27                Financial Data Schedule.