Form 10QSB/A
period 2000-01-31
SONUS CORP
filed 2001-02-02
CIK 1029260

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

Transitional Small Business Disclosure Format.  Yes    .  No  X  .
                                                    ---      ----

EXPLANATORY NOTE
----------------

         Sonus Corp. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A as an amendment to its Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2000 (the "Form 10-QSB"). The purpose of this Amendment is to amend and restate in their entirety Items 1 and 2 of Part I of the Form 10-QSB to reflect the restatement of the interim financial information for the three and six month periods ended January 31, 1999 and January 31, 2000. The remaining portions of the Form 10-QSB have not been amended but have been included in this Amendment for the convenience of the reader.

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

ITEM 1.       FINANCIAL STATEMENTS.





                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            January 31,         July 31,
                                                                               2000              1999
                                                                         ---------------    --------------
                                                                           (Unaudited)
                                                                          (As Restated
                                                                          (See Note 4))
                                     ASSETS
Current assets:
     Cash and cash equivalents                                           $         5,651    $          498
     Accounts receivable, net of allowance for doubtful
       accounts of $1,080 and $907, respectively                                   4,820             3,666
     Other receivables                                                               683               346
     Inventory                                                                       458               499
     Prepaid expenses                                                                500               340
                                                                         ---------------    --------------
              Total current assets                                                12,112             5,349

Property and equipment, net                                                        7,958             6,208
Other assets                                                                          28                60
Goodwill and covenants not to compete, net                                        19,791            19,768
                                                                         ---------------    --------------

                                                                         $        39,889    $       31,385
                                                                         ===============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                          $          --      $          500
     Accounts payable                                                              3,798             3,727
     Accrued payroll                                                               1,555             1,223
     Other accrued liabilities                                                     1,889             1,317
     Convertible notes payable                                                      --                 931
     Capital lease obligations, current portion                                      278               129
     Long-term debt, current portion                                               2,445             2,150
                                                                         ---------------    --------------
              Total current liabilities                                            9,965             9,977

Capital lease obligations, less current portion                                      429                96
Long-term debt, less current portion                                               1,950             2,497
                                                                         ---------------    --------------
              Total liabilities                                                   12,344            12,570
                                                                         ---------------    --------------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $19,890)             15,701            15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $10,267)              9,860              --
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,106,026 and 6,109,026 shares,
          respectively, issued and outstanding                                    14,951            14,976
     Notes receivable from shareholders                                              (93)              (93)
     Accumulated deficit                                                         (12,739)          (11,595)
     Accumulated other comprehensive loss                                           (135)             (174)
                                                                         ---------------    --------------
              Total shareholders' equity                                          27,545            18,815
                                                                         ---------------    --------------

                                                                         $        39,889    $       31,385
                                                                         ===============    ==============


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

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three months ended               Six months ended
                                                                    January 31                      January 31
                                                           ----------------------------    ----------------------------
                                                               2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
                                                           (As Restated    (As Restated    (As Restated    (As Restated
                                                           (See Note 4))   (See Note 4))   (See Note 4))   (See Note 4))
Revenues:
     Product                                               $      9,081    $      7,297    $     17,932    $     13,943
     Service                                                        742             974           1,589           1,894
     Other                                                          564             215             968             350
                                                           ------------    ------------    ------------    ------------

    Net revenues                                                 10,387           8,486          20,489          16,187

Costs and expenses:
     Cost of products sold                                        3,009           2,885           6,057           5,486
     Clinical expenses                                            4,845           4,051           9,780           8,415
     General and administrative expenses                          2,336           1,757           4,296           3,688
     Depreciation and amortization                                  727             528           1,455           1,017
                                                           ------------    ------------    ------------    ------------

Total costs and expenses                                         10,917           9,221          21,588          18,606
                                                           ------------    ------------    ------------    ------------


Loss from operations                                               (530)           (735)         (1,099)         (2,419)

Other income (expense):
      Interest income                                               120              66             161             170
      Interest expense                                             (111)            (68)           (208)           (136)
      Other, net                                                   --                (8)              2              (7)
                                                           ------------    ------------    ------------    ------------

Net loss                                                   $       (521)   $       (745)   $     (1,144)   $     (2,392)
                                                           ============    ============    ============    ============


Loss per share of common stock:
    Basic and diluted                                      $      (0.09)   $      (0.12)   $      (0.19)   $      (0.39)

Average shares outstanding:
    Basic and diluted                                             6,083           6,096           6,085           6,070


          See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three months ended              Six months ended
                                                                              January 31,                   January 31,
                                                                     ---------------------------    ----------------------------
                                                                         2000           1999            2000           1999
                                                                     -----------    ------------    ------------    ------------
                                                                     (As Restated   (As Restated    (As Restated    (As Restated
                                                                     (See Note 4))  (See Note 4))   (See Note 4))   (See Note 4))
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $      (521)   $       (745)   $     (1,144)         (2,392)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for bad debt expense                                      86              81             184             149
          Depreciation and amortization                                      727             528           1,455           1,017
     Changes in operating assets and liabilities:

          Accounts receivable                                               (670)         (1,033)         (1,278)           (946)
          Other receivables                                                 (169)           (210)           (335)           (200)
          Inventory                                                           61             298              49             246
          Prepaid expenses                                                   (67)           (195)           (159)           (307)
          Accounts payable and accrued liabilities                           (78)            535             897             915
                                                                     -----------    ------------    ------------    ------------
               Net cash used in operating activities                        (631)           (741)           (331)         (1,518)
                                                                     -----------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments                                         --             1,945            --             3,815
     Purchase of property and equipment                                     (885)         (1,120)         (2,112)         (2,035)
     Additional costs related to acquisitions                               --                90            --               (26)
     Deferred acquisition costs and other, net                                38             (12)             34            (102)
     Net cash paid on business acquisitions                                 (156)           (273)           (246)         (1,223)
                                                                     -----------    ------------    ------------    ------------
               Net cash provided by (used in) investing activities        (1,003)            630          (2,324)            429
                                                                     -----------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of long term debt
          and capital lease obligations                                   (1,133)           (272)         (1,553)           (483)
     Deferred financing costs, net                                          --               (16)           --               (15)
     Repayments of bank loans and
          short-term notes payable                                          (500)           (123)           (500)           (296)
     Issuance of preferred stock, net of costs                               (40)           --             9,860            --
     Issuance of common stock, net of costs                                 --              --              --               248
     Repurchase of common stock                                              (15)            (11)            (25)            (11)
                                                                     -----------    ------------    ------------    ------------
               Net cash provided by (used in) financing activities        (1,688)           (422)          7,782            (557)
                                                                     -----------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      (3,322)           (533)          5,127          (1,646)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                              10              84              26              53

Cash and cash equivalents, beginning of period                             8,963           1,576             498           2,720
                                                                     -----------    ------------    ------------    ------------
Cash and cash equivalents, end of period                             $     5,651           1,127    $      5,651    $      1,127
                                                                     ===========    ============    ============    ============

Supplemental disclosure of investing and financing activities:
     Interest paid during the period                                 $        77    $         68    $        149    $        136
Supplemental disclosure of non-cash financing activities:
     Issuance and assumption of long-term debt in acquisitions       $       280    $        750    $        280    $      2,640
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                          --              --      $        566            --


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

3.       Comprehensive Loss

                                                          Three months ended                    Six months ended
                                                             January 31,                           January 31,
                                                          -------------------                   ----------------
                                                        2000               1999              2000              1999
                                                        ----               ----              ----              ----
                                                                                (in thousands)
Net loss                                               $ (521)            $ (745)          $ (1,144)         $ (2,392)

Other comprehensive loss, net of tax:

    Foreign currency translation
adjustments                                               (20)                84                (39)               53
                                                        ------              -----             ------             ----
Comprehensive loss                                     $ (541)            $ (661)          $ (1,183)         $ (2,339)
                                                       ======             ======           ========          ========

4.       Restatement

         In January 2001, after communication with the staff of the Securities and Exchange Commission, the Company determined that it was necessary to restate the interim financial information included in its Form 10-QSB filings for the fiscal year ended July 31, 2000. The restatement was required to reflect certain adjustments pertaining to product revenue, cost of products sold, clinical expenses, and general and administrative expenses recorded at July 31, 2000 and 1999 by the Company which should have been recorded in the Company's interim financial information. The following tables set forth the effect of the restatement on the Company's interim financial information for the three and six-month periods ended January 31, 2000 and 1999:



                                                          Three months ended                    Six months ended
                                                           January 31, 2000                     January 31, 2000
                                                           ----------------                     ----------------
                                                                      As Previously                       As Previously
                                                     As Restated         Reported         As Restated        Reported
                                                     -----------         --------         -----------        --------
                                                                   (in thousands, except per share data)

Net revenues                                            $10,387            $10,494           $20,489           $20,636
Net loss                                                $  (521)           $  (445)          $(1,144)          $(1,030)
Net loss per share of common stock:
  Basic and diluted                                     $ (0.09)           $ (0.07)            (0.19)          $ (0.17)




                                                          Three months ended                    Six months ended
                                                           January 31, 1999                     January 31, 1999
                                                           ----------------                     ----------------
                                                                      As Previously                       As Previously
                                                     As Restated         Reported         As Restated        Reported
                                                     -----------         --------         -----------        --------
                                                                   (in thousands, except per share data)
Net revenues                                           $8,486             $8,486             $16,187          $16,187
Net loss                                                $(745)             $(699)            $(2,392)         $(2,173)
Net loss per share of common stock:
  Basic and diluted                                    $(0.12)            $(0.11)              (0.39)         $ (0.36)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

         Revenues. Total revenues for the three months ended January 31, 2000, were $10,387,000, representing a 22% increase over revenues of $8,486,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 12 hearing care centers that were not owned by the Company at January 31, 1999, as same-store sales remained constant in the second fiscal quarter. Product revenues were $9,081,000 for the three months ended January 31, 2000, up 24% from $7,297,000 for the same period in fiscal 1999. Audiological service revenues decreased 24% to $742,000 for the three months ended January 31, 2000, from $974,000 for the comparable period in fiscal 1999. Audiological service revenues represented 7% and 11% of total revenues for the three month periods ended January 31, 2000 and 1999, respectively. The decrease in audiological service revenues was a result of the Company's continued focus on more profitable hearing instrument sales. Other revenues increased 162% to $564,000 for the three months ended January 31, 2000, from $215,000 for the three months ended January 31, 1999. The increase was primarily due to increased revenues from The Sonus Network, the Company's franchise licensing program, and from the Company's Hear PO Corp. subsidiary. Hear PO Corp. obtains contracts to provide hearing care benefits to managed care group and corporate health care organizations through its approximately 1,100 affiliated audiologists, sells Hear PO brand private label hearing instruments, and operates as a buying group for its affiliated audiologists.

         Product Gross Profit. Product gross profit for the three months ended January 31, 2000, was $6,072,000 or 67% of product revenues, compared to $4,412,000 or 60% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, increased utilization of the Company's private-label hearing instruments, and better price management.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 47% for the three months ended January 31, 2000, compared to 48% for the three months ended January 31, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the three months ended January 31, 2000, were $4,845,000, representing an increase of 20% over clinical expenses of $4,051,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the three months ended January 31, 2000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 22% for the three-month period ended January 31, 2000, versus 21% for the same period in the prior fiscal year. General and administrative expenses increased 33% from $1,757,000 for the three months ended January 31, 1999, to $2,336,000 for the three months ended January 31, 2000. The increase in general and administrative expenses was due to increased personnel costs and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the three-month period ended January 31, 2000, compared to 6% for the three months ended January 31, 1999. Depreciation and amortization expense for the three months ended January 31, 2000, was $727,000, an increase of 38% over the depreciation and amortization expense of $528,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 20 additional centers acquired by the Company during the twelve-month period ended January 31, 2000.

         Interest Income and Expense. Interest income for the three months ended January 31, 2000, increased to $120,000 from $66,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company. Interest expense for the three months ended January 31, 2000, was $111,000 compared to $68,000 for the three months ended January 31, 1999, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the three months ended January 31, 2000, decreased 30% from $745,000 for the three months ended January 31, 1999, to $521,000 for the three months ended January 31, 2000. The Company had income from operations before depreciation and amortization for the three months ended January 31, 2000, of $197,000 compared to a loss from operations before depreciation and amortization of $207,000 for the three months ended January 31, 1999.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

         Revenues. Total revenues for the six months ended January 31, 2000, were $20,489,000, representing a 27% increase over revenues of $16,187,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 12 hearing care centers that were not owned by the Company at January 31, 1999, as well as an increase of 4% in same-store revenue. Product revenues were $17,932,000 for the six months ended January 31, 2000, up 29% from $13,943,000 for the same period in fiscal 1999. Audiological service revenues decreased 16% to $1,589,000 for the six months ended January 31, 2000, from $1,894,000 for the comparable period in fiscal 1999. Audiological service revenues represented 8% and 12% of total revenues for the six month periods ended January 31, 2000 and 1999, respectively. The Company continued its focus on more profitable hearing instrument sales resulting in a decrease in audiological service revenues. Other revenues increased 177% to $968,000 for the six months ended January 31, 2000, from $350,000 for the six months ended January 31, 1999. The increase was primarily due to increased revenues from The Sonus Network and Hear PO Corp.

         Product Gross Profit. Product gross profit for the six months ended January 31, 2000, was $11,875,000 or 66% of product revenues, compared to $8,457,000 or 61% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to increased buying power with hearing instrument manufacturers, less dependence on sales discounts, increased utilization of the Company's private-label hearing instruments, better price management, and a tiered pricing strategy based on levels of technology that was introduced in November 1999.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 48% for the six months ended January 31, 2000, compared to 52% for the six months ended January 31, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, eliminate inefficient and duplicative processes, and increase same-store sales. Clinical expenses for the six months ended January 31, 2000, were $9,780,000, representing an increase of 16% over clinical expenses of $8,415,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the six months ended January 31, 2000.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses decreased to 21% for the six-month period ended January 31, 2000, compared to 23% for the six months ended January 31, 1999. General and administrative expenses increased 16% from $3,688,000 for the six months ended January 31, 1999, to $4,296,000 for the six months ended January 31, 2000, due to higher personnel expenses and other corporate expenses related to the operation of a larger organization.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the six-month period ended January 31, 2000, compared to 6% for the six months ended January 31, 1999. Depreciation and amortization expense for the six months ended January 31, 2000, was $1,455,000, an increase of 43% over the depreciation and amortization expense of $1,017,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the 20 additional centers acquired by the Company during the twelve-month period ended January 31, 2000.

         Interest Income and Expense. Interest income for the six months ended January 31, 2000, decreased slightly to $161,000 from $170,000 for the same period in the prior fiscal year. Interest expense for the six months ended January 31, 2000, was $208,000 compared to $136,000 for the six months ended January 31, 1999, an increase of 53%, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the six months ended January 31, 2000, decreased 52% from $2,392,000 for the six months ended January 31, 1999, to $1,144,000 for the six months ended January 31, 2000. The Company had income from operations before depreciation and amortization for the six months ended January 31, 2000, of $356,000 compared to a loss from operations before depreciation and amortization of $1,402,000 for the six months ended January 31, 1999.

LIQUIDITY AND CASH RESERVES

         For the three months ended January 31, 2000, net cash used in operating activities was $631,000 compared to $741,000 for the three months ended January 31, 1999. Net cash used in operations for the three months ended January 31, 2000, was attributable to the net loss of $521,000, increases in accounts receivable, other receivables, and prepaid expenses of $670,000, $169,000, and $67,000, respectively, and a decrease in accounts payable and accrued liabilities of $78,000, offset by non-cash depreciation and amortization and provision for bad debt expense of $727,000 and $86,000, respectively, and a decrease in inventory of $61,000. Net cash used in operations for the three months ended January 31, 1999, was attributable to the net loss of $745,000, increases in accounts receivable, other receivables, and prepaid expenses of $1,033,000, $210,000, and $195,000, respectively, offset by non-cash depreciation and amortization and provision for bad debt expense of $528,000 and $81,000, respectively, an increase in accounts payable and accrued liabilities of $535,000, and a decrease in inventory of $298,000. Net cash used in investing activities in the three months ended January 31, 2000, was $1,003,000, consisting primarily of the purchase of property and equipment of $885,000 and net cash paid on business acquisitions of $156,000. In the three months ended January 31, 1999, investing activities provided net cash of $630,000, primarily from the sale of short-term investments of $1,945,000, offset by the purchase of property and equipment of $1,120,000 and net cash paid on business acquisitions of $273,000. Net cash used in financing activities was $1,688,000 in the three months ended January 31, 2000, compared to $422,000 in the three months ended January 31, 1999. The change was primarily due to increases in repayments of long-term debt and capital lease obligations and short-term notes payable during the three months ended January 31, 2000 of $861,000 and $377,000, respectively, compared to the three months ended January 31, 1999.

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

         The following directors were elected at the Annual Meeting to serve until the next annual general meeting:

                                                                                                 Abstentions
                                                                                                 and Broker
                                    For                       Withheld                           Non-votes
                                    ---                       --------                           ---------
Joel Ackerman                       9,634,822                 12,055                             0
Haywood D. Cochrane, Jr.            9,634,822                 12,055                             0
Brandon M. Dawson                   9,634,822                 12,055                             0
William DeJong                      9,634,822                 12,055                             0
Gregory J. Frazer                   9,634,822                 12,055                             0
Hugh T. Hornibrook                  9,634,822                 12,055                             0
Scott E. Klein                      9,634,822                 12,055                             0
David J. Wenstrup                   9,634,822                 12,055                             0

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