Form 10QSB/A
period 2000-04-30
SONUS CORP
filed 2001-02-02
CIK 1029260

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

EXPLANATORY NOTE
----------------

         Sonus Corp. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A as an amendment to its Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 2000 (the "Form 10-QSB"). The purpose of this Amendment is to amend and restate in their entirety Items 1 and 2 of Part I of the Form 10-QSB to reflect the restatement of the interim financial information for the three and nine month periods ended April 30, 1999 and April 30, 2000. The remaining portions of the Form 10-QSB have not been amended but have been included in this Amendment for the convenience of the reader.

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

ITEM 1.       FINANCIAL STATEMENTS.


                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            April 30,       July 31,
                                                                             2000            1999
                                                                         ------------    -------------
                                                                         (Unaudited)
                                                                         (As Restated
                                                                         (See Note 6))
                                     ASSETS
Current assets:
     Cash and cash equivalents                                           $      3,165    $         498
     Accounts receivable, net of allowance for doubtful
       accounts of $1,185 and $907, respectively                                6,223            3,666
     Other receivables                                                          1,226              346
     Inventory                                                                    461              499
     Prepaid expenses                                                             472              340
                                                                         ------------    -------------
                   Total current assets                                        11,547            5,349

Property and equipment, net                                                     8,202            6,208
Other assets                                                                       26               60
Goodwill and covenants not to compete, net                                     20,009           19,768
                                                                         ------------    -------------

                                                                         $     39,784    $      31,385
                                                                         ============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                          $       --      $         500
     Accounts payable                                                           4,447            3,727
     Accrued payroll                                                            1,512            1,223
     Other accrued liabilities                                                  1,649            1,317
     Convertible notes payable                                                   --                931
     Capital lease obligations, current portion                                   288              129
     Long-term debt, current portion                                            2,172            2,150
                                                                         ------------    -------------
                   Total current liabilities                                   10,068            9,977

Capital lease obligations, less current portion                                   284               96
Long-term debt, less current portion                                            1,846            2,497
                                                                         ------------    -------------
                   Total liabilities                                           12,198           12,570
                                                                         ------------    -------------

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $20,115)          15,701           15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $10,467)           9,860             --
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,103,026 and 6,109,026 shares,
          respectively, issued and outstanding                                 14,926           14,976
     Notes receivable from shareholders                                           (93)             (93)
     Accumulated deficit                                                      (12,628)         (11,595)
     Accumulated other comprehensive loss                                        (180)            (174)
                                                                         ------------    -------------
                   Total shareholders' equity                                  27,586           18,815
                                                                         ------------    -------------

                                                                         $     39,784    $      31,385
                                                                         ============    =============

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

                                  SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Three months ended              Nine months ended
                                                          April 30,                      April 30,
                                               ----------------------------    ----------------------------
                                                   2000            1999            2000           1999
                                               ------------    ------------    ------------    ------------
                                                               (As Restated    (As Restated    (As Restated
                                                               (See Note 6))   (See Note 6))   (See Note 6))
Revenues:
     Product                                   $     10,228    $      7,823    $     28,160    $     21,766
     Service                                          1,032             799           2,621           2,693
     Other                                              823             471           1,791             821
                                               ------------    ------------    ------------    ------------

    Net revenues                                     12,083           9,093          32,572          25,280

Costs and expenses:
     Cost of products sold                            3,511           2,869           9,568           8,355
     Clinical expenses                                5,188           4,073          14,968          12,488
     General and administrative expenses              2,542           1,534           6,838           5,223
     Depreciation and amortization                      756             576           2,211           1,593
                                               ------------    ------------    ------------    ------------

Total costs and expenses                             11,997           9,052          33,585          27,659
                                               ------------    ------------    ------------    ------------


Income (loss) from operations                            86              41          (1,013)         (2,379)

Other income (expense):
      Interest income                                    89              51             250             221
      Interest expense                                  (64)            (71)           (272)           (207)
      Other, net                                       --                (2)              2              (9)
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $        111    $         19    $     (1,033)   $     (2,374)
                                               ============    ============    ============    ============

Net income (loss) per share of common stock:
    Basic                                      $       0.02    $       --      $      (0.17)   $      (0.39)
    Diluted                                    $       0.01    $       --      $      (0.17)   $      (0.39)

Weighted average shares outstanding:
    Basic                                             6,082           6,093           6,084           6,090
    Diluted                                          11,313           8,953           6,084           6,090


          See accompanying notes to consolidated financial statements

                                  SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Three months ended         Nine months ended
                                                                                   April 30,                 April 30,
                                                                           ----------------------      -----------------------
                                                                              2000         1999           2000          1999
                                                                           ---------    ---------      ---------     ---------
                                                                                       (As Restated   (As Restated   (As Restated
                                                                                       (See Note 6))  (See Note 6))  (See Note 6))
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $     111    $      19      $  (1,033)    $  (2,374)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Provision for bad debt expense                                         119           77            303           226
          Depreciation and amortization                                          756          576          2,211         1,593
     Changes in operating assets and liabilities:
          Accounts receivable                                                 (1,469)          99         (2,747)         (847)
          Other receivables                                                     (538)        (115)          (873)         (315)
          Inventory                                                               (5)          90             45           336
          Prepaid expenses                                                        28           34           (131)         (273)
          Accounts payable and accrued liabilities                               295       (1,011)         1,191           (95)
                                                                           ---------    ---------      ---------     ---------
               Net cash used in operating activities                            (703)        (231)        (1,034)       (1,749)
                                                                           ---------    ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments                                             --          2,093           --           5,908
     Purchase of property and equipment                                         (775)        (554)        (2,887)       (2,589)
     Additional costs related to acquisitions                                   --             86           --              60
     Deferred acquisition costs and other, net                                     1          (30)            35          (132)
     Net cash paid on business acquisitions                                     (187)        (148)          (433)       (1,371)
                                                                           ---------    ---------      ---------     ---------
               Net cash provided by (used in) investing activities              (961)       1,447         (3,285)        1,876
                                                                           ---------    ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long term debt
          and capital lease obligations                                         (781)        (617)        (2,334)       (1,100)
     Deferred financing costs, net                                              --           --             --             (15)
     Repayments of bank loans and
          short-term notes payable                                              --              1           (500)         (295)
     Notes receivable from shareholders                                         --             29           --              29
     Issuance of preferred stock, net of costs                                  --              1          9,860           249
     Repurchase of common stock                                                  (25)         (39)           (50)          (50)
                                                                           ---------    ---------      ---------     ---------
               Net cash provided by (used in) financing activities              (806)        (625)         6,976        (1,182)
                                                                           ---------    ---------      ---------     ---------

Net increase (decrease) in cash and cash equivalents                          (2,470)         591          2,657        (1,055)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                                 (16)          14             10            67

Cash and cash equivalents, beginning of period                                 5,651        1,127            498         2,720
                                                                           ---------    ---------      ---------     ---------
Cash and cash equivalents, end of period                                   $   3,165    $   1,732      $   3,165     $   1,732
                                                                           =========    =========      =========     =========

Supplemental disclosure of cash flow information
     Interest paid during the period                                       $     112    $      71      $     261     $     207
Supplemental disclosure of non-cash investing and financing activities:
     Issuance and assumption of long-term debt in acquisitions                   270          197            550         1,706
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                              --           --              566          --
     Issuance of long-term debt in connection with expanded covenants not to compete with purchase price adjustments for acquisitions
         completed in fiscal year 1998                                          --           --             --             650


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

3.       Comprehensive Income (Loss)


                                                     Three months ended                   Nine months ended
                                                        April 30,                             April 30,
                                                     -------------------                  ------------------
                                                   2000              1999              2000               1999
                                                   ----              ----              ----               ----
                                                                         (in thousands)

Net income (loss)                                  $ 111              $ 19           $ (1,033)         $ (2,374)

Other comprehensive income (loss), net of
tax:
Foreign currency translation adjustments              46                40                  7                93
                                                   -----              -----          ---------         ---------
Comprehensive income (loss)                         $157              $ 59           $ (1,026)         $ (2,281)
                                                   =====              ====            ========         =========

4.       Segment Information

                  The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services. Sales are primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows:

                                                     Three months ended                    Nine months ended
                                                         April 30,                             April 30,
                                                        -----------                          --------------
                                                   2000              1999              2000               1999
                                                   ----              ----              ----               ----
                                                                         (in thousands)
         United States                           $ 11,129           $ 8,371           $ 29,901          $ 23,000
         Canada                                       954               722              2,671             2,280
                                                 --------           --------          ---------         ---------

         Total                                   $ 12,083           $ 9,093           $ 32,572          $ 25,280
                                                 ========           =======           =========          ========

5.       Property and Equipment

                  Property and equipment consist of the following:


                                                                     April 30, 2000              July 31, 1999
                                                                     --------------              -------------
                                                                                   (in thousands)
         Professional equipment                                          $ 2,628                    $ 2,154
         Office equipment                                                  1,138                        926
         Leasehold improvements                                            1,472                      1,030
         Computer equipment and software                                   6,699                      4,689
                                                                         -------                    -------
                                                                          11,937                      8,799
         Less accumulated depreciation                                    (3,735)                    (2,591)
                                                                         -------                   --------
                                                                         $ 8,202                    $ 6,208
                                                                         =======                   ========

6.       Restatement

         In January 2001, after communication with the staff of the Securities and Exchange Commission, the Company determined that it was necessary to restate the interim financial information included in its Form 10-QSB filings for the fiscal year ended July 31, 2000. The restatement was required to reflect certain adjustments pertaining to product revenue, cost of products sold, clinical expenses, and general and administrative expenses recorded at July 31, 2000 and 1999 by the Company which should have been recorded in the Company's interim financial information. The following tables set forth the effect of the restatement on the Company's interim financial information for the three months ended April 30, 1999, and the nine-month periods ended April 30, 2000 and 1999:

                                                                             Three months ended
                                                                               April 30, 1999
                                                                               --------------
                                                              As Restated                    As Previously Reported
                                                              -----------                    ----------------------
                                                                   (in thousands, except per share data)
Net revenues                                                       $ 9,093                            $ 9,093
Net income                                                         $    19                            $    65
Net income per share of common stock:

  Basic                                                            $   ---                            $  0.01
  Diluted                                                          $   ---                            $  0.01


                                                           Nine months ended                   Nine months ended
                                                            April 30, 2000                       April 30, 1999
                                                            --------------                       --------------
                                                                      As Previously                       As Previously
                                                     As Restated         Reported         As Restated        Reported
                                                     -----------         --------         -----------        ---------
                                                                   (in thousands, except per share data)
Net revenues                                         $ 32,572           $ 32,719            $ 25,280         $ 25,280
Net loss                                             $ (1,033)          $   (919)           $ (2,374)        $ (2,108)
Net loss per share of common stock:

  Basic and diluted                                  $  (0.17)          $  (0.15)           $  (0.39)        $  (0.35)

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

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 21% for the three-month period ended April 30, 2000, versus 17% for the same period in the prior fiscal year. General and administrative expenses increased 66% from $1,534,000 for the three months ended April 30, 1999, to $2,542,000 for the three months ended April 30, 2000. The increase in general and administrative expenses was due to increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense remained constant at 6% for each of the three-month periods ended April 30, 2000 and 1999. Depreciation and amortization expense for the three months ended April 30, 2000, was $756,000, an increase of 31% over the depreciation and amortization expense of $576,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional centers acquired by the Company during the twelve-month period ended April 30, 2000.

         Interest Income and Expense. Interest income for the three months ended April 30, 2000, increased to $89,000 from $51,000 for the same period in the prior fiscal year. The increase was due to higher balances of cash and short-term investments held by the Company. Interest expense for the three months ended April 30, 2000, was $64,000 compared to $71,000 for the three months ended April 30, 1999.

         Net Income. The Company's net income for the three months ended April 30, 2000, increased 484% to $111,000 for the three months ended April 30, 2000, from $19,000 for the three months ended April 30, 1999. The Company had income from operations before depreciation and amortization for the three months ended April 30, 2000, of $842,000 compared to income from operations before depreciation and amortization of $617,000 for the three months ended April 30, 1999.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

         Revenues. Total revenues for the nine months ended April 30, 2000, were $32,572,000, representing a 29% increase over revenues of $25,280,000 for the comparable period in fiscal 1999. The increase was due to the net addition of 14 hearing care centers that were not owned by the Company at April 30, 1999, as well as an increase of 6% in same-store revenue. Product revenues were $28,160,000 for the nine months ended April 30, 2000, up 29% from $21,766,000 for the same period in fiscal 1999. Audiological service revenues decreased 3% to $2,621,000 for the nine months ended April 30, 2000, from $2,693,000 for the comparable period in fiscal 1999. Product revenues represented 86% of total revenues for each of the nine-month periods ended April 30, 2000 and 1999. Other revenues increased 118% to $1,791,000 for the nine months ended April 30, 2000, from $821,000 for the nine months ended April 30, 1999. The increase was primarily due to increased revenues from The Sonus Network and Hear PO Corp.

         Product Gross Profit. Product gross profit for the nine months ended April 30, 2000, was $18,592,000 or 66% of product revenues, compared to $13,411,000 or 62% of product revenues for the comparable period in fiscal 1999. The increase in product gross profit percentage was due to more favorable contracts with suppliers, increased utilization of the Company's private-label hearing instruments, and better price management.

         Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 46% for the nine months ended April 30, 2000, compared to 49% for the nine months ended April 30, 1999. The decrease was due to the Company's continuing efforts to cut costs, streamline its operations, and eliminate inefficient and duplicative processes, and to increased same-store sales. Clinical expenses for the nine months ended April 30, 2000, were $14,968,000, representing an increase of 20% over clinical expenses of $12,488,000 for the comparable period in fiscal 1999. The increase in clinical expenses was due to clinical expenses associated with the additional centers that were operated by the Company during the nine months ended April 30, 2000.

         General and Administrative Expenses. As a percentage of revenues, general and administrative expenses were 21% for the nine-month periods ended April 30, 2000 and 1999. General and administrative expenses increased 31% from $5,223,000 for the nine months ended April 30, 1999, to $6,838,000 for the nine months ended April 30, 2000, due to higher personnel expenses and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

         Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the nine-month period ended April 30, 2000, compared to 6% for the nine months ended April 30, 1999. Depreciation and amortization expense for the nine months ended April 30, 2000, was $2,211,000, an increase of 39% over the depreciation and amortization expense of $1,593,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional hearing care centers acquired by the Company during the twelve-month period ended April 30, 2000.

         Interest Income and Expense. Interest income for the nine months ended April 30, 2000, increased 13% to $250,000 from $221,000 for the same period in the prior fiscal year. Interest expense for the nine months ended April 30, 2000, was $272,000 compared to $207,000 for the nine months ended April 30, 1999, an increase of 31%, reflecting higher balances of long-term debt incurred in connection with acquisitions.

         Net Loss. The Company's net loss for the nine months ended April 30, 2000, decreased 56% from $2,374,000 for the nine months ended April 30, 1999, to $1,033,000 for the nine months ended April 30, 2000. The Company had income from operations before depreciation and amortization for the nine months ended April 30, 2000, of $1,198,000 compared to a loss from operations before depreciation and amortization of $786,000 for the nine months ended April 30, 1999.

LIQUIDITY AND CASH RESERVES

         For the three months ended April 30, 2000, net cash used in operating activities was $703,000 compared to $231,000 for the three months ended April 30, 1999. Net cash used in operations for the three months ended April 30, 2000, was primarily attributable to increases in accounts receivable and other receivables of $1,469,000 and $538,000, respectively, offset by net income of $111,000, an increase in accounts payable and accrued liabilities of $295,000, and non-cash depreciation and amortization and provision for bad debt expense of $756,000 and $119,000, respectively. Net cash used in operations for the three months ended April 30, 1999, was primarily attributable to a decrease in accounts payable and accrued liabilities of $1,011,000 and an increase in other receivables of $115,000, offset by net income of $19,000, decreases in accounts receivable and inventory of $99,000 and $90,000, respectively, and non-cash depreciation and amortization and provision for bad debt expense of $576,000 and $77,000, respectively.

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

         Net cash used in financing activities was $806,000 in the three months ended April 30, 2000, compared to $625,000 in the three months ended April 30, 1999. The change was primarily due to an increase in repayments of long-term debt and capital lease obligations during the three months ended April 30, 2000 of $164,000 compared to the three months ended April 30, 1999.

         For the nine months ended April 30, 2000, net cash used in operating activities was $1,034,000 compared to $1,749,000 for the nine months ended April 30, 1999. Net cash used in operations for the nine months ended April 30, 2000, was primarily attributable to the net loss of $1,033,000, and increases in accounts receivable, other receivables, and prepaid expenses of $2,747,000, $873,000, and $131,000, respectively, offset by an increase in accounts payable and accrued liabilities of $1,191,000, and non-cash depreciation and amortization and provision for bad debt expense of $2,211,000 and $303,000, respectively. Net cash used in operations for the nine months ended April 30, 1999, was attributable the net loss of $2,374,000 an increase in accounts receivable, other receivables, and prepaid expenses of $847,000, $315,000, and $273,000, respectively, and a decrease in accounts payable and accrued expenses of $95,000 offset by a decrease in inventory of $336,000 and non-cash depreciation and amortization and provision for bad debt expense of $1,593,000 and $226,000, respectively.

         Net cash used in investing activities in the nine months ended April 30, 2000, was $3,285,000, consisting primarily of the purchase of property and equipment of $2,887,000 and net cash paid on business acquisitions of $433,000. In the nine months ended April 30, 1999, investing activities provided net cash of $1,876,000, primarily from the sale of short-term investments of $5,908,000, offset by the purchase of property and equipment of $2,589,000 and net cash paid on business acquisitions of $1,371,000.

         Net cash provided by financing activities was $6,976,000 in the nine months ended April 30, 2000, compared to net cash used in financing activities of $1,182,000 in the nine months ended April 30, 1999. The change was primarily due to an increase in repayments of long-term debt and capital lease obligations during the nine months ended April 30, 2000 of $1,234,000 and the issuance of 2,500,000 Series B Convertible Preferred Shares in a private placement for net proceeds of $9,860,000 on October 1, 1999.

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

                     SONUS CORP.

                     By: /s/ Paul C. Campbell
                         ---------------------
                         Paul C. Campbell
                         Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

                            By: /s/ Douglas A. Pease
                                --------------------
                                Douglas A. Pease
                                Controller
                                (Principal Accounting Officer)

DATED:  February 2, 2001

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                                    Description of Exhibit
  ------                                    -----------------------
    27                       Financial Data Schedule.