Form 10KSB40/A
period 2000-07-31
SONUS CORP
filed 2001-02-02
CIK 1029260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

         Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                                EXPLANATORY NOTE

     Sonus Corp. (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A as an amendment to its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000 (the "Form 10-KSB"). The purposes of this Amendment are to amend and restate in their entirety Items 6 and 7 of Part II of the Form 10-KSB.

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

                                     PART II

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

     Provision for Aged Receivables. During the fourth quarter of fiscal 2000, the Company incurred a charge of $2.3 million to increase its reserves for accounts receivable. The Company determined that an increase in reserves was necessary because of a deterioration of accounts receivable caused by certain events that took place in the fourth quarter of fiscal 2000. In May 2000, the Company received correspondence from a significant third-party customer stating that a majority of a sample of the Company's claims examined by the customer were ones for which the original claim submission was not received or the claims were denied and no evidence of timely follow-up was demonstrated. Although the Company believes that the customer's conclusions are incorrect regarding many of these claims and continues to pursue collection, it concluded that certain receivables aggregating approximately $544,000 were at substantially greater risk of non-payment and that the prudent course of action was to establish a reserve for these receivables. In addition, the Company discontinued its normal billing and collections cycle related to new business in the fourth quarter in order to attempt to meet an obligation under a financing agreement to collect a specific portion of its aged receivables by July 31, 2000. The entire billing staff was dedicated exclusively to this project during May 2000 (and a substantial portion of the staff was dedicated to this project in June and July
2000). As a result, net accounts receivable (before the $2.3 million charge) grew $2.4 million during the fourth quarter compared to $2.7 million for the prior three quarters combined. The Company's diminished focus on current business in the fourth quarter caused substantial deterioration in its accounts receivable aging and reduced the collectibility of the fourth quarter business. The financing agreement obligation ended on July 31, 2000, at which time the Company returned to its normal billing cycle after determining that concentrating its efforts on collecting receivables that were more current would yield greater benefits. The Company therefore determined that an addition to the reserve for doubtful accounts as of July 31, 2000, was necessary because it was likely that a higher proportion of the receivables outstanding at that date would not be collected.

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

     Net cash used in investing activities was $3,706,000 for fiscal 2000, consisting primarily of the purchase of property and equipment of $3,305,000 and net cash paid for business acquisitions of $438,000. In fiscal 1999, investing activities provided net cash of $878,000 as a result of the sale of short-term investments of $6,408,000, which was offset by the purchase of property and equipment of $3,368,000, additional costs related to acquisitions of $188,000, and net cash paid on business acquisitions of $2,062,000.

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

     In July 2000, the Company, through its subsidiaries Sonus-USA and Sonus-Texas, entered into a revolving line of credit agreement with a commercial bank. The line of credit, which is primarily secured by accounts receivable, matures on June 30, 2001, and bears interest at the bank's prime rate plus 0.5%. The amount available for borrowing under the line of credit was $2,000,000 at July 31, 2000, and there was no amount outstanding at that date.

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


                                            /s/ KPMG LLP



Portland, Oregon
November 13, 2000

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            JULY 31,
                                                                                    ------------------------
                                                                                       2000          1999
                                                                                    ----------    ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $    788        $    498
     Accounts receivable, net of allowance for doubtful
       accounts of $3,691 and $907, respectively                                        6,359           3,666
     Other receivables                                                                  1,497             346
     Inventory                                                                            952             499
     Prepaid expenses                                                                     396             340
                                                                                    ----------     -----------
                   Total current assets                                                 9,992           5,349

Property and equipment, net                                                             8,090           6,208
Other assets                                                                               24              60
Goodwill and covenants not to compete, net                                             19,678          19,768
                                                                                    ----------     -----------

                                                                                     $ 37,784        $ 31,385
                                                                                    ==========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable-related party                                                         $ ---           $ 500
     Accounts payable                                                                   5,460           3,727
     Accrued payroll                                                                    1,643           1,223
     Other accrued liabilities                                                          1,441           1,317
     Convertible notes payable                                                            ---             931
     Capital lease obligations, current portion                                           289             129
     Long-term debt, current portion                                                    2,176           2,150
                                                                                    ----------     -----------
                   Total current liabilities                                           11,009           9,977

Capital lease obligations, less current portion                                           181              96
Long-term debt, less current portion                                                    1,078           2,497
                                                                                    ----------     -----------
                   Total liabilities                                                   12,268          12,570
                                                                                    ----------     -----------

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $20,340)                  15,701          15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding in 2000 (liquidation preference of $10,667)           9,860             ---
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,098,706 issued
          and outstanding (6,109,026 in 1999)                                          14,916          14,976
     Notes receivable from shareholders                                                   (93)            (93)
     Accumulated deficit                                                              (14,696)        (11,595)
     Accumulated other comprehensive loss                                                (172)           (174)
                                                                                    ----------     -----------
                   Total shareholders' equity                                          25,516          18,815
                                                                                    ----------     -----------

                                                                                     $ 37,784        $ 31,385
                                                                                    ==========     ===========

          See accompanying notes to consolidated financial statements.

                              SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                   Years ended July 31,
                                          ------------------------------------
                                              2000        1999         1998
                                          -----------  ----------   ----------
Revenues:
     Product                                $ 37,252    $ 29,044     $ 18,792
     Service                                   3,589       3,392        3,311
     Other                                     3,118       1,323          265
                                          -----------  ----------   ----------

     Net revenues                             43,959      33,759       22,368

Costs and expenses:
     Cost of products sold                    12,887      10,766        7,712
     Clinical expenses                        19,885      17,795       12,297
     Provision for aged receivables            2,300         ---          ---
     General and administrative expenses       8,778       7,583        5,896
     Depreciation and amortization             3,109       2,450        1,361
                                          -----------  ----------   ----------
Total costs and expenses                      46,959      38,594       27,266
                                          -----------  ----------   ----------


Loss from operations                          (3,000)     (4,835)      (4,898)


Other income (expense):
     Interest income                             260         261          452
     Interest expense                           (342)       (300)        (149)
     Other, net                                  (19)        (10)           1
                                          -----------  ----------   ----------
Net Loss                                    $ (3,101)   $ (4,884)    $ (4,594)
                                          ===========  ==========   ==========

Net loss per share of common stock:
     Basic and diluted                      $  (0.51)   $  (0.80)    $  (0.89)

Weighted average shares outstanding:
     Basic and diluted                         6,083       6,090        5,160





          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)


                                                         Preferred stock - Series A  Preferred stock - Series B     Common stock
                                                         --------------------------  -------------------------- -------------------
                                                          Shares           Amount      Shares        Amount       Shares    Amount
                                                          ------           ------      ------        ------       ------    ------
BALANCE AT JULY 31, 1997                                         ---        $ ---         ---           ---     5,427,657  $ 11,098
  Net loss                                                       ---          ---         ---           ---           ---       ---
       Foreign currency translation adjustment                   ---          ---         ---           ---           ---       ---
 Comprehensive loss                                              ---          ---         ---           ---           ---       ---

  Stock issued upon conversion
      of convertible note                                        ---          ---         ---           ---        25,925       128
  Stock issued in connection with acquisition
      contingent upon satisfaction of certain
      conditions                                                 ---          ---         ---           ---        22,936       ---
  Repurchase of common stock                                     ---          ---         ---           ---        (3,000)      (25)
  Proceeds from exercise of stock options                        ---          ---         ---           ---        10,000         9
  Stock issued in connection with Series A
      convertible preferred stock, net of costs of $2,299  2,666,666       15,701         ---           ---           ---       ---
  Proceeds from exercise of warrants                             ---          ---         ---           ---       373,998     1,957
  Proceeds from exercise of stock options                        ---          ---         ---           ---         2,400        18
  Advance on shareholder note                                    ---          ---         ---           ---           ---       ---
  Stock issued upon conversion
      of convertible notes                                       ---          ---         ---           ---       220,000     1,430
  Payment of cash in lieu of fractional shares                   ---          ---         ---           ---            (8)     ---
                                                           ---------    ---------  ----------     ---------     ---------- ---------
BALANCE AT JULY 31, 1998                                   2,666,666       15,701         ---           ---     6,079,908    14,615
  Net loss                                                       ---          ---         ---           ---           ---       ---
       Foreign currency translation adjustment                   ---          ---         ---           ---           ---       ---
 Comprehensive loss                                              ---          ---         ---           ---           ---       ---

  Proceeds from exercise of warrants                             ---          ---         ---           ---        39,799       248
  Repurchase of common stock                                     ---          ---         ---           ---       (10,680)      (90)
  Repayment on shareholder notes                                 ---          ---         ---           ---           ---       ---
  Payment of cash in lieu of fractional shares                   ---          ---         ---           ---            (1)      ---
  Stock options granted to non-employees                         ---          ---         ---           ---           ---       203
                                                           ---------    ---------  ----------     ---------     ---------- ---------
BALANCE AT JULY 31, 1999                                   2,666,666       15,701         ---           ---     6,109,026    14,976
  Net loss                                                       ---          ---         ---           ---           ---       ---
       Foreign currency translation adjustment                   ---          ---         ---           ---           ---       ---
 Comprehensive loss
  Stock issued in connection with Series B
      convertible preferred stock, net of costs of $140          ---          ---   2,500,000         9,860           ---       ---
  Repurchase of common stock                                     ---          ---         ---           ---       (10,320)      (86)
  Stock options granted to non-employees                         ---          ---         ---           ---           ---        26
                                                           ---------    ---------  ----------     ---------     ---------- ---------
BALANCE AT JULY 31, 2000                                   2,666,666     $ 15,701   2,500,000       $ 9,860     6,098,706  $ 14,916
                                                           =========    =========  ==========     =========     ========== =========



                                                                                       Accumulated
                                                          Shareholder                     other                            Total
                                                             notes      Accumulated   comprehensive   Comprehensive    shareholders'
                                                          receivable      deficit     income (loss)   income (loss)       equity
                                                          ----------      -------     -------------   -------------       ------
BALANCE AT JULY 31, 1997                                    $ (124)      $ (2,117)         $ (22)                       $ 8,835
  Net loss                                                     ---         (4,594)           ---      $ (4,594)          (4,594)
       Foreign currency translation adjustment                 ---            ---           (207)         (207)            (207)
                                                                                                     -----------
 Comprehensive loss                                            ---            ---            ---      $ (4,801)             ---
                                                                                                     ===========

  Stock issued upon conversion
      of convertible note                                      ---            ---            ---                            128
  Stock issued in connection with acquisition
      contingent upon satisfaction of certain
      conditions                                               ---            ---            ---                            ---
  Repurchase of common stock                                   ---            ---            ---                            (25)
  Proceeds from exercise of stock options                      ---            ---            ---                              9
  Stock issued in connection with Series A
      convertible preferred stock, net of costs of $2,299      ---            ---            ---                         15,701
  Proceeds from exercise of warrants                           ---            ---            ---                          1,957
  Proceeds from exercise of stock options                      ---            ---            ---                             18
  Advance on shareholder note                                 (159)           ---            ---                           (159)
  Stock issued upon conversion
      of convertible notes                                     ---            ---            ---                          1,430
  Payment of cash in lieu of fractional shares                 ---            ---            ---                            ---
                                                          ---------     -----------     ----------                     ---------
BALANCE AT JULY 31, 1998                                      (283)        (6,711)          (229)                        23,093
  Net loss                                                     ---         (4,884)           ---      $ (4,884)          (4,884)
       Foreign currency translation adjustment                 ---            ---             55            55               55
                                                                                                     -----------
 Comprehensive loss                                            ---            ---            ---      $ (4,829)             ---
                                                                                                     ===========

  Proceeds from exercise of warrants                           ---            ---            ---                            248
  Repurchase of common stock                                   ---            ---            ---                            (90)
  Repayment on shareholder notes                               190            ---            ---                            190
  Payment of cash in lieu of fractional shares                 ---            ---            ---                            -
  Stock options granted to non-employees                       ---            ---            ---                            203
                                                          ---------     -----------     ----------                     ---------
BALANCE AT JULY 31, 1999                                       (93)       (11,595)          (174)                        18,815
  Net loss                                                     ---         (3,101)           ---      $ (3,101)          (3,101)
       Foreign currency translation adjustment                 ---            ---              2             2                2
                                                                                                     -----------
 Comprehensive loss                                                                                   $ (3,099)             ---
                                                                                                     ===========
  Stock issued in connection with Series B
      convertible preferred stock, net of costs of $140        ---            ---            ---                          9,860
  Repurchase of common stock                                   ---            ---            ---                            (86)
  Stock options granted to non-employees                       ---            ---            ---                             26
                                                          ---------     -----------     ----------                     ---------
BALANCE AT JULY 31, 2000                                     $ (93)     $ (14,696)        $ (172)                      $ 25,516
                                                          =========     ===========     ==========                     =========



          See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      Years ended July 31,
                                                                                          -----------------------------------------
                                                                                             2000            1999           1998
                                                                                          -----------    ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $ (3,101)       $ (4,884)      $ (4,594)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Bad debt expense                                                                      391             389            412
          Provision for aged receivables                                                      2,300             ---            ---
          Depreciation and amortization                                                       3,109           2,450          1,361
          Compensation cost for options granted to non-employees                                 26             203            ---
     Changes in operating assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                                (4,971)           (554)           (51)
          Other receivables                                                                  (1,141)            172           (181)
          Inventory                                                                            (447)            560          (405)
          Prepaid expenses                                                                      (56)            (59)            24
          Accounts payable and accrued liabilities                                            1,839            (558)         1,231
                                                                                          ----------     -----------     ----------
               Net cash used in operating activities                                         (2,051)         (2,281)        (2,203)
                                                                                          ----------     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (purchase) of short-term investments                                              ---           6,408         (6,408)
     Purchase of property and equipment                                                      (3,305)         (3,368)        (1,414)
     Additional costs related to acquisitions                                                   ---            (188)          (198)
     Deferred acquisition costs and other, net                                                   37              88             (1)
     Net cash used in business acquisitions                                                    (438)         (2,062)        (3,765)
                                                                                          ----------     -----------     ----------
               Net cash provided by (used in) investing activities                           (3,706)            878        (11,786)
                                                                                          ----------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of long-term debt and capital lease obligations                          (3,236)         (1,626)        (1,625)
     Deferred financing costs, net                                                              ---               3            (20)
     Net advances (repayments) of bank loans and short-term notes payable                      (500)            454            (39)
     Advances from (payments to) shareholders                                                   ---             190           (159)
     Issuance of common stock for cash, net of costs                                            ---             248          1,984
     Issuance of preferred stock for cash, net of costs                                       9,860             ---         15,701
     Acquisition of treasury stock                                                              (86)            (90)           (25)
                                                                                          ----------     -----------     ----------
               Net cash provided by (used in) financing activities                            6,038            (821)        15,817
                                                                                          ----------     -----------     ----------

Net change in cash and cash equivalents                                                         281          (2,224)         1,828
Effect on cash and cash equivalents of changes in foreign translation rate                        9               2           (207)
Cash and cash equivalents, beginning of year                                                    498           2,720          1,099
                                                                                          ----------     -----------     ----------
Cash and cash equivalents, end of year                                                     $    788        $    498       $  2,720
                                                                                          ==========     ===========     ==========
Supplemental disclosure of non-cash investing and financing activities:
  Interest paid during the year                                                            $    353        $    218       $    149
  Non-cash financing activities:
     Issuance and assumption of debt in acquisitions                                            573           2,611          1,781
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                                              566             ---            ---
     Issuance of common stock upon conversion of convertible note                               ---             650            ---
     Issuance of debt for covenants not to compete with purchase                                ---             ---          1,557

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

     Revenue Recognition

     Revenues from the sale of hearing instrument products through owned outlets are recognized at the time of delivery. Revenue related to revenue sharing arrangements with respect to supplier sales to franchisees are recognized when earned and are included in other revenues. Revenues from the provision of hearing care diagnostic services are recognized at the time that such services are performed.

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

     Gross proceeds from sales and maturities of available-for-sale investments during fiscal 2000, 1999 and 1998 were $11,001,000, $6,408,000 and $18,511,000, respectively.

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

     Goodwill and Covenants Not to Compete

     The unallocated purchase costs in excess of the net assets acquired (goodwill) is being amortized on the straight-line basis over twenty years. Non-compete agreements are amortized on the straight-line basis over the period benefited. Goodwill and covenants not to compete are as follows as of July 31:

                                                      2000             1999
                                                      ----             ----
                                                         (in thousands)
        Goodwill                                    $20,970          $19,774
        Covenants not to compete                      2,311            2,226
        Less:  Accumulated amortization              (3,603)          (2,232)
                                                    -------          -------
                                                    $19,678          $19,768
                                                    =======          =======

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

                                                                            Years Ended July 31,
                                                                            --------------------
                                                                       2000         1999        1998
                                                                       ----         ----        ----
                                                                               (in thousands)
Shares issuable under stock options and warrants..................     4,263        3,629       2,001
Shares issuable upon conversion of convertible notes payable......        47          153         382
Shares of convertible preferred stock on an as converted basis....     4,743        2,667       1,600

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

                                                          YEAR ENDED JULY 31,
                                                          -------------------
                                                              (Unaudited)
           (in thousands,
           except per share amounts)                      2000         1999
                                                          ----         ----
           Net revenues..............................   $45,813      $37,809
           Net loss..................................   (3,044)      (4,686)
           Net loss per share (basic and diluted)....    (0.50)       (0.77)


NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of July 31:

              (in thousands)                                  2000        1999
                                                              ----        ----
              Professional equipment.................       $2,695      $2,154
              Office equipment.......................        1,155         926
              Leasehold improvements.................        1,599       1,030
              Computer equipment and software........        6,941       4,689
                                                            ------      ------
                                                            12,390       8,799
              Less accumulated depreciation.........        (4,300)     (2,591)
                                                            ------      ------
                                                            $8,090      $6,208
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

NOTE 5.  CAPITAL LEASES

     The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 2000 (in thousands):

    2001........................................................ $ 322
    2002........................................................   200
                                                                 -----
 Total minimum lease payments...................................   522
     Less:  amount representing interest........................   (52)
                                                                 -----
     Present value of minimum lease payments....................   470
     Less current portion.......................................  (289)
                                                                 -----
                                                                 $ 181
                                                                 =====

Total assets under capitalized leases at July 31, 2000 and 1999, were $462,000 and $112,000, net of accumulated depreciation of $573,000 and $375,000, respectively.

NOTE 6.  LONG-TERM DEBT

         Long-term debt consists of the following as of July 31 (in thousands):

                                                                                          1999           2000
                                                                                          ----           ----
         Installment notes incurred in connection with acquisitions payable in monthly installments due from 2001 to 2004 with a weighted
         average interest rate of 6.9%, partially secured by purchased assets...........  $ 292          $ 460

         Installment notes incurred in connection with acquisitions payable in quarterly installments due from 2001 to 2002 with a weighted
         average interest rate of 6.5%, partially secured by purchased assets...........    249            517

         Installment notes incurred in connection with acquisitions payable in annual installments due from 2000 to 2005 with a weighted
         average interest rate of 6.2%, partially secured by purchased assets............ 1,733          2,167

         Non-interest bearing installment obligations for covenants not to compete due from 2000 to 2003 (net of discount of $41), partially
         secured by assets purchased in related acquisitions............................    350            637

         Equipment loans from suppliers with interest rates from 7.8% to 18% per annum
         due 2000 to 2003, secured by equipment.........................................    299            366

         Working capital loan from a supplier with floating interest rate of prime
         plus 0.75% due 2001, secured by certain accounts receivable....................    331            500
                                                                                        -------        -------

                                                                                          3,254          4,647
           Less current portion......................................................... (2,176)        (2,150)
                                                                                        -------        -------
                                                                                        $ 1,078        $ 2,497
                                                                                        ========       =======

Annual maturities of long-term debt are as follows (in thousands): 2001 - $2,176; 2002 - $699; 2003 - $386; 2004 - $17; 2005 - $16.

NOTE 7.  LINE OF CREDIT

     In July 2000, Sonus-USA, Inc. and Sonus-Texas, Inc. entered into a $2,000,000 revolving line of credit agreement with a commercial bank. The line of credit matures on June 30, 2001, and bears interest at the bank's prime rate plus 0.5%, or 10% at July 31, 2000. The amount available for borrowing under the line of credit was $2,000,000 at July 31, 2000, and there was no amount outstanding at that date. The line of credit is secured by all accounts receivable, inventory, chattel paper and general intangibles of Sonus-USA, Inc. and Sonus-Texas, Inc. At July 31, 2000, the Company was in violation of certain financial covenants under the line of credit but the bank has waived compliance with such covenants until the next covenant test date, January 31, 2001. In addition, the bank has agreed to amend certain covenants.

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

     Share Purchase Warrants

     The Company has outstanding share purchase warrants issued in connection with the Series A Shares to purchase 2,000,000 Common Shares at an exercise price of $6.75 per share until October 1, 2004. The Company may force the exercise of the warrants upon satisfaction of all the Triggering Conditions, except that the Company's net income before income taxes, dividends on the Series A Shares and Series B Shares, and amortization of goodwill and covenants not to compete for the three consecutive fiscal quarters preceding the applicable date shall have averaged at least $0.35 instead of $0.22 per fully diluted Common Share per fiscal quarter.

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

     The activity during the years ended July 31was as follows:

                                                  2000                        1999                         1998
                                       ------------------------------------------------------------------------------------
                                                       WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                        AVERAGE                      AVERAGE                     AVERAGE
                                                       EXERCISE                      EXERCISE                    EXERCISE
                                          OPTIONS        PRICE         OPTIONS        PRICE        OPTIONS        PRICE
                                          -------        -----         -------        -----        -------        -----
Outstanding - beginning of year.....      2,028,000     $6.74          1,560,000     $7.54           488,400       $6.41
   Granted..........................        853,000      5.20            655,000      5.56         1,138,000        8.12
   Exercised........................             --       --                  --       --           (12,400)        2.10
   Canceled.........................      (387,000)      7.09          (187,000)      8.70          (54,000)        9.79
                                          ---------                    ---------                   --------
Outstanding - end of year...........      2,494,000      6.16          2,028,000      6.74         1,560,000        7.54
                                          =========                    =========                   =========

Exercisable at end of year                1,160,953      6.41            808,441      6.54           363,200        5.98

Weighted-average fair value of
   options granted during the year                       3.42                         4.26                          8.38

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

     The following table summarizes information about stock options outstanding at July 31, 2000:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -------------------------------------------------------   -------------------------------------
                                              WEIGHTED-
                            NUMBER             AVERAGE          WEIGHTED-            NUMBER            WEIGHTED -
                         OUTSTANDING          REMAINING          AVERAGE           EXERCISABLE           AVERAGE
     RANGE OF               AS OF            CONTRACTUAL         EXERCISE             AS OF             EXERCISE
  EXERCISE PRICES       JULY 31, 2000           LIFE              PRICE           JULY 31, 2000           PRICE
--------------------  -------------------  ----------------   ---------------   ------------------   ----------------
      $1.00-- $2.00               60,000        0.39                   $1.28               60,000             $ 1.28
       2.01--  3.50               25,000        0.54                    3.36               25,000               3.36
       3.51--  5.00              475,000        9.44                    4.16              113,451               4.17
       5.01--  6.50              993,000        7.14                    5.95              395,502               6.06
       6.51--  8.00              682,400        6.26                    6.97              405,700               7.01
       8.01--  9.50               96,000        3.30                    8.66               80,000               8.76
       9.51-- 12.00              162,600        7.51                   10.70               81,300              10.70
--------------------  -------------------  ----------------   ---------------   ------------------   ----------------

     $1.00-- $12.00            2,494,000        6.98                   $6.16            1,160,953             $ 6.41
                      ===================                                       ==================

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

   Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows:

                                                     2000            1999            1998
                                                     ----            ----            ----
                                                      (in thousands, except per share data)
  Net loss applicable to common shareholders:
      As reported................................  $(3,101)        $(4,884)       $(4,594)
      Pro forma (1)..............................  $(5,897)        $(6,176)       $(5,988)
  Net loss per share (basic and diluted):
      As reported................................   $(0.51)         $(0.80)        $(0.89)
      Pro forma (1)..............................   $(0.97)         $(1.01)        $(1.16)

  (1) SFAS No. 123 applies to awards granted in fiscal years that begin after December 15, 1994. Consequently, the effects of applying SFAS No. 123 shown here are not likely to be representative of the effects in future years due to the exclusion of awards granted in prior years but vesting (and therefore expensed) in fiscal 1998, 1999, and 2000.

NOTE 9.  INCOME TAXES

Sonus Corp. and its Canadian subsidiary file separate corporate income tax returns on a stand-alone basis in Canada. Sonus-USA, Inc. and its subsidiaries file corporate income tax returns in the United States. There is no provision for income taxes for the years ended July 31, 2000, 1999, and 1998 as the Company incurred net operating losses.

A reconciliation of the Company's expected tax benefit using the United States federal statutory income tax rate to the actual effective rate is as follows:

                                                          2000    1999    1998
                                                          ----    ----    ----
  Tax benefit at statutory rate........................   (34)%    (34)%   (34)%
  Adjustment for higher Canadian tax rate..............     1      ---      (1)
  Expenses not deductible for tax purposes.............     7        5       3
  State taxes, net of federal..........................    (6)      (5)     (5)
  Change in valuation allowance impacting statement of
  operations...........................................    32       34      37
                                                          ---      ---     ---
  Tax rate per financial statements....................    -- %     -- %    -- %
                                                          ---      ---     ---


     The components of temporary differences that give rise to significant portions of deferred income taxes are as follows at July 31 (in thousands):

                                                                           2000           1999            1998
                                                                           ----           ----            ----
     Deferred tax assets:
      Net operating loss carryforwards...........................        $  5,371      $   4,754     $   2,698
      Allowance for doubtful accounts............................           1,462            364           277
      Capitalized financing costs................................             473            694           980
       Other.....................................................             135             32            15
                                                                          -------       --------      --------
                                                                            7,441          5,844         3,970
     Deferred tax liabilities:
       Property and equipment due to differences in depreciation.            (609)           (83)          ---
       Goodwill and start-up costs...............................            (368)          (305)         (240)
                                                                          -------       --------      --------
                                                                            6,464          5,456         3,730
     Less valuation allowance....................................        $ (6,464)     $  (5,456)    $  (3,730)
                                                                          -------       --------      --------
                                                                         $    ---      $     ---     $     ---
                                                                          =======       ========      ========

     At July 31, 2000, the Company had approximate net operating loss carryforwards for tax purposes which, if not utilized, expire in the years ended as follows (in thousands):

                                     CANADA       UNITED STATES       TOTAL
                                     ------       -------------       -------
      2001.....................      $   16         $   ---           $    16
      2002.....................          25             ---                25
      2003.....................         429             ---               429
      2004.....................         238             ---               238
      2005.....................         655             ---               655
      2006.....................         482             ---               482
      2007.....................         548             ---               548
      2009.....................         ---              24                24
      2010.....................         ---              29                29
      2011.....................         ---             656               656
      2012.....................         ---             781               781
      2013.....................         ---           3,932             3,932
      2019.....................         ---           4,515             4,515
      2020.....................         ---             910               910
                                     -------        -------           -------
                                     $2,393         $10,847           $13,240
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

     Mr. Frazer and his wife have the right, until September 30, 2001, to require the Company to redeem an aggregate of 1,680 of their Common Shares as of the last day of each calendar quarter at a price of $8.35 per share. The redemption rights are non-cumulative and expire if not exercised as of the end of any calendar quarter as to such quarter. Pursuant to such redemption rights, the Company redeemed during the fiscal years ended July 31, 2000 and 1999, a total of 5,040 and 6,720 Common Shares, respectively, from Mr. Frazer and his wife for consideration of $42,084 and $56,112, respectively.

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The following is a schedule by year of future minimum lease payments for non-cancelable operating leases at July 31, 2000 (in thousands):

     Year ending July 31:
     2001.....................................................   $2,039
     2002.....................................................    1,565
     2003.....................................................    1,134
     2004.....................................................      790
     2005.....................................................      292
     Thereafter...............................................      221
                                                                 ------
     Total minimum lease payments                                $6,041
                                                                 ======

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

NOTE 13.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal 1999. In accordance with SFAS No. 131, the Company has disclosed one operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows for the years ended July 31:

         (in thousands)                     2000         1999           1998
                                            ----         ----           ----
         United States..............      $40,353       $30,511       $19,498
         Canada.....................        3,606         3,248         2,870
                                          -------       -------       -------
         Total......................      $43,959       $33,759       $22,368
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

SUPPLEMENTARY DATA:  QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

         In January 2001, after communication with the staff of the Securities and Exchange Commission, the Company determined that it was necessary to restate the interim financial information included in its Form 10-QSB filings for the fiscal year ended July 31, 2000. The restatement was required to reflect certain adjustments pertaining to product revenue, cost of products sold, clinical expenses, and general and administrative expenses recorded at July 31, 2000 and 1999 which should have been recorded in the Company's interim financial information. The following is a tabulation of the unaudited quarterly results of operations for the years ended July 31, 2000, 1999, and 1998 that includes the effect of the restatement (in thousands, except per share data):


                                                               Quarter ended
                        --------------------------------------------------------------------------------------------

                            October 31, 1999          January 31, 2000       April 30, 2000      July 31, 2000
                            ----------------          ----------------       --------------      -------------

                                         As                         As                                      As
                                     Previously                 Previously                     As       Previously
                        As Restated   Reported    As Restated    Reported     As Reported   Restated     Reported
                        -----------   --------    -----------    --------     -----------   --------     --------
Net revenues               $ 10,102     $ 10,142     $ 10,387      $ 10,494     $ 12,083    $ 11,387      $ 11,240
Product gross profit          5,803        5,811        6,072         6,077        6,717       5,773         5,760
Income (loss) from
operations                     (569)        (531)        (530)         (454)          86      (1,987)       (2,101)
Net income (loss)              (623)        (585)        (521)         (445)         111      (2,068)       (2,182)

Net income (loss) per
share (basic)               $ (0.10)     $ (0.10)     $ (0.09)      $ (0.07)     $  0.02     $ (0.34)      $ (0.36)
Net income (loss) per
share (diluted)             $ (0.10)     $ (0.10)     $ (0.09)      $ (0.07)     $  0.01     $ (0.34)      $ (0.36)


                                                               Quarter ended
                        --------------------------------------------------------------------------------------------

                           October 31, 1998         January 31,1999         April 30,1999           July 31,1999
                           ----------------        ----------------         --------------          -------------
                                        As                      As                      As                      As
                            As       Previously      As      Previously      As      Previously      As      Previously
                         Restated     Reported    Restated    Reported    Restated    Reported    Restated    Reported
                         --------     --------    --------    --------    --------    --------    --------    --------
Net revenues              $ 7,701     $ 7,701    $ 8,486     $ 8,486     $ 9,093    $ 9,093     $ 8,479     $ 8,479
Product gross profit        4,045       4,045      4,412       4,412       4,954      4,954       4,867       4,867
Income (loss) from
operations                 (1,684)     (1,523)      (735)       (701)         41         75      (2,457)     (2,686)
Net income (loss)          (1,647)     (1,474)      (745)       (699)         19         65      (2,511)     (2,776)

Net income (loss) per
share (basic)             $ (0.27)    $ (0.24)   $ (0.12)    $ (0.11)     $  ---    $  0.01     $ (0.42)    $ (0.46)
Net income (loss) per
share (diluted)           $ (0.27)    $ (0.24)   $ (0.12)    $ (0.11)     $  ---    $  0.01     $ (0.42)    $ (0.46)


                                                                                 Quarter ended
                                                             -------------------------------------------------------
                                                             October 31,   January 31,    April 30,      July 31,
                                                                 1997          1998          1998          1998
                                                                 ----          ----          ----          ----
Net revenues                                                  $ 5,307      $  4,109       $ 5,719      $  7,233
Product gross profit                                            2,848         1,192         2,864         4,176
Loss from operations                                              (79)       (1,135)         (778)       (2,906)
Net loss                                                          (96)       (1,085)         (581)       (2,832)

Net loss per share (basic and diluted)                        $ (0.02)      $ (0.24)      $ (0.10)      $ (0.49)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 2 to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2001        SONUS CORP.

                               By: /s/ Paul C. Campbell
                               -------------------------------------------------
                               Paul C. Campbell
                               Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

                               By: /s/ Douglas A. Pease
                               -------------------------------------------------
                               Douglas A. Pease
                               Controller
                               (Principal Accounting Officer)