Form 10-Q/A
period 2000-10-31
SONUS CORP
filed 2001-02-07
CIK 1029260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended October 31, 2000
                         Commission File Number 1-13851


                                   SONUS CORP.
             (Exact name of registrant as specified in its charter)

   Yukon Territory, Canada                          Not Applicable
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

            111 S.W. Fifth Avenue, Suite 1620, Portland, Oregon 97204
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  503-225-9152

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,102,164 Common Shares, without par or nominal value, outstanding as of December 12, 2000.

EXPLANATORY NOTE
----------------

     Sonus Corp. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A as an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000 (the "Form 10-Q"). The purpose of this Amendment is to amend and restate in their entirety Items 1 and 2 of Part I of the Form 10-Q to reflect the restatement of the interim financial information for the three month period ended October 31, 1999. The remaining portions of the Form 10-Q have not been amended but have been included in this Amendment for the convenience of the reader.

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

ITEM 1. FINANCIAL STATEMENTS.



                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         (UNAUDITED)
                                                                         OCTOBER 31,        JULY 31,
                                                                            2000              2000
                                                                        -------------    --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $       1,334    $          788
     Accounts receivable, net of allowance for doubtful
       accounts of $3,874 and $3,691, respectively                              7,901             6,359
     Other receivables                                                          1,804             1,497
     Inventory                                                                    769               952
     Prepaid expenses                                                             541               396
                                                                        -------------    --------------
                   Total current assets                                        12,349             9,992

Property and equipment, net                                                     7,689             8,090
Other assets                                                                       24                24
Goodwill and covenants not to compete, net                                     19,406            19,678
                                                                        -------------    --------------

                                                                        $      39,468    $       37,784
                                                                        =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $       7,552    $        5,460
     Accrued payroll                                                            1,441             1,643
     Other accrued liabilities                                                  1,694             1,441
     Capital lease obligations, current portion                                   270               289
     Long-term debt, current portion                                            1,908             2,176
                                                                        -------------    --------------
                   Total current liabilities                                   12,865            11,009

Capital lease obligations, less current portion                                   121               181
Long-term debt, less current portion                                              925             1,078
                                                                        -------------    --------------
                   Total liabilities                                           13,911            12,268
                                                                        -------------    --------------


Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $20,565)          15,701            15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $11,667)           9,860             9,860
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,095,706 issued
          and outstanding (6,098,706 at July 31, 2000)                         14,891            14,916
     Notes receivable from shareholders                                           (93)              (93)
     Accumulated deficit                                                      (14,592)          (14,696)
     Accumulated other comprehensive loss                                        (210)             (172)
                                                                        -------------    --------------
                   Total shareholders' equity                                  25,557            25,516
                                                                        -------------    --------------

                                                                        $      39,468    $       37,784
                                                                        =============    ==============


The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Three months ended
                                                         October 31,
                                               ------------------------------
                                                   2000             1999
                                               -------------    -------------
                                                                (As Restated
                                                                (See Note 7))
Revenues:
     Product                                   $      10,938    $       8,851
     Service                                             882              847
     Other                                             1,742              404
                                               -------------    -------------

    Net revenues                                      13,562           10,102

Costs and expenses:
     Cost of products sold                             4,335            3,048
     Clinical expenses                                 4,976            4,935
     General and administrative expenses               3,074            1,960
     Depreciation and amortization                       986              728
                                               -------------    -------------

Total costs and expenses                              13,371           10,671
                                               -------------    -------------


Income (loss) from operations                            191             (569)

Other income (expense):
      Interest income                                     20               41
      Interest expense                                   (84)             (97)
      Other, net                                         (23)               2
                                               -------------    -------------

Net income (loss)                              $         104    $        (623)
                                               =============    =============

Net income (loss) per share of common stock:
    Basic                                      $        0.02    $       (0.10)
    Diluted                                    $        0.01    $       (0.10)

Weighted average shares outstanding:
    Basic                                              6,076            6,085
    Diluted                                           11,283            6,085


          See accompanying notes to consolidated financial statements

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                    October 31,
                                                                          -----------------------------
                                                                             2000            1999
                                                                          ------------    -------------
                                                                                          (As Restated
                                                                                          (See Note 7))
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $        104    $        (623)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Provision for bad debt expense                                           182               98
          Depreciation and amortization                                            986              728
     Changes in operating assets and liabilities:
          Accounts receivable                                                   (1,720)            (608)
          Other receivables                                                       (310)            (166)
          Inventory                                                                181              (12)
          Prepaid expenses                                                        (145)             (92)
          Accounts payable and accrued liabilities                               2,148              975
                                                                          ------------    -------------
               Net cash provided by operating activities                         1,426              300
                                                                          ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (214)          (1,227)
     Deferred acquisition costs and other, net                                       7               (4)
     Net cash paid on business acquisitions                                        (11)             (90)
                                                                          ------------    -------------
               Net cash used in investing activities                              (218)          (1,321)
                                                                          ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long term debt
          and capital lease obligations                                           (611)            (420)
     Deferred financing costs, net                                                  (7)            --
     Issuance of preferred stock, net of costs                                    --              9,900
     Repurchase of common stock                                                    (25)             (10)
                                                                          ------------    -------------
               Net cash provided by (used in) financing activities                (643)           9,470
                                                                          ------------    -------------

Net increase in cash and cash equivalents                                          565            8,449

Effect on cash and cash equivalents of changes
     in foreign translation rate                                                   (19)              16

Cash and cash equivalents, beginning of period                                     788              498
                                                                          ------------    -------------
Cash and cash equivalents, end of period                                  $      1,334    $       8,963
                                                                          ============    =============

Supplemental disclosure of cash flow information
     Interest paid during the period                                      $         76    $          72
Supplemental disclosure of non-cash investing and financing activities:
     Issuance and assumption of long-term debt in acquisitions            $         86             --
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                                --      $         566



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

2. Acquisitions

     During the three months ended October 31, 2000, the Company acquired four hearing care centers in four separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $11,000, deferred payments due 90 days after the date of acquisition of $25,000, and promissory notes issued by the Company of $86,000 payable over three years. As a result of the acquisitions, the Company recorded $42,000 in property and equipment, $1,000 in other assets, $79,000 in goodwill.

3. Comprehensive Income (Loss)

                                              Three months ended
                                                 October 31
                                           ----------------------
                                             2000          1999
                                           -------       --------
                                               (in thousands)

   Net income (loss)                       $   104       $   (623)

   Other comprehensive income
   (loss), net of tax:
   Foreign currency translation
   adjustments                                 (38)           (19)
                                           -------       --------

   Comprehensive income (loss)             $    66       $   (642)
                                           =======       ========

4. Segment Information

         The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows:

                                                 Three months ended
                                                   October 31
                                            ---------------------------
                                              2000                 1999
                                            --------            -------
                                                   (in thousands)
     United States                           $12,741            $ 9,239
     Canada                                      821                863
                                             -------            -------

     Total                                   $13,562            $10,102
                                             =======            =======

5. Property and Equipment

         Property and equipment consist of the following:

                                        October 31, 2000     July 31, 2000
                                        ----------------     -------------
                                                   (in thousands)
     Professional equipment                 $  2,765            $ 2,695
     Office equipment                          1,158              1,155
     Leasehold improvements                    1,618              1,599
     Computer equipment and software           7,011              6,941
                                             --------           -------
                                              12,552             12,390
     Less accumulated depreciation            (4,863)            (4,300)
                                            --------            -------
                                            $  7,689            $ 8,090
                                            ========            =======

6. Line of Credit

     As of October 31, 2000, the Company was in violation of certain covenants specified in its $2.0 million line of credit agreement with a commercial bank. The bank has waived the previously mentioned covenant violations until the next covenant test date, January 31, 2001. In addition, the bank has agreed to amend certain covenants. At October 31, 2000, $32,000 was outstanding under the line of credit and the Company has had no additional borrowings on the line of credit subsequent to October 31, 2000.

7. Restatement

     In January 2001, after communication with the staff of the Securities and Exchange

Commission, the Company determined that it was necessary to restate the interim financial information included in its Form 10-QSB filings for the fiscal year ended July 31, 2000. The restatement was required to reflect certain adjustments pertaining to product revenue, cost of products sold, clinical expenses, and general and administrative expenses recorded at July 31, 2000 and 1999 by the Company which should have been recorded in the Company's interim financial information. The following table sets forth the effect of the restatement on the Company's interim financial information for the three months ended October 31, 1999:

                                            Three months ended
                                             October 31, 1999
                                             ----------------
                                    As Restated        As Previously Reported
                                    -----------        ----------------------
                                     (in thousands, except per share data)
Net revenues                            $ 10,102            $ 10,142
Net loss                                $   (623)           $   (585)
Net loss per share of common stock:

  Basic and diluted                     $  (0.10)           $  (0.10)


8. Subsequent Event

     On January 17, 2001, the Company reached a settlement in its lawsuit against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company. The Company will receive a total of $975,000 in cash and other consideration, which will increase net income for the second fiscal quarter ended January 31, 2001, by approximately $540,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

     Revenues. Total revenues for the three months ended October 31, 2000, were $13,562,000, representing a 34% increase over revenues of $10,102,000 for the comparable period in fiscal 2000. The increase was due to the net addition of 10 hearing care centers that were not owned by the Company at October 31, 1999, and increased revenues from The Sonus Network (the Company's franchise program) and Hear PO Corp. (the Company's hearing health benefit subsidiary). Same-store revenue was even for the three months ended October 31, 2000, compared to the three months ended October 31, 1999. Product revenues were $10,938,000 for the three months ended October 31, 2000, up 24% from $8,851,000 for the same period in fiscal 2000. Product revenues represented 81% and 88% of total revenues for the three-month periods ended October 31, 2000 and 1999, respectively. Audiological service revenues increased 4% to $882,000 for the three months ended October 31, 2000, from $847,000 for the comparable period in fiscal 2000. Other revenues increased 331% to $1,742,000 for the three months ended October 31, 2000, from $404,000 for the three months ended October 31, 1999. The increase was due to increased revenues from The Sonus Network.

     Product Gross Profit. Product gross profit for the three months ended October 31, 2000, was $6,603,000 or 60% of product revenues, compared to $5,803,000 or 66% of product revenues for the comparable period in fiscal 2000. The decrease in product gross profit percentage was due to increased sales during the first quarter of fiscal 2001 of higher-cost hearing aids, a higher proportion of revenue from Hear PO Corp., which has lower gross profit margins than the

Company's hearing care centers, and an increase in reserves for insurance reimbursements.

     Clinical Expenses. As a percentage of revenues, clinical expenses decreased to 37% for the three months ended October 31, 2000, compared to 49% for the three months ended October 31, 1999. The decrease was due to the Company's increased revenues, as well as improved operating efficiencies. Clinical expenses for the three months ended October 31, 2000, were $4,976,000, representing an increase of 1% over clinical expenses of $4,935,000 for the comparable period in fiscal 2000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

     General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 23% for the three-month period ended October 31, 2000, versus 19% for the same period in the prior fiscal year. General and administrative expenses increased 57% from $1,960,000 for the three months ended October 31, 1999, to $3,074,000 for the three months ended October 31, 2000. The increase in general and administrative expenses was due to additional marketing (including a national advertising campaign) and promotional costs related to the Company's franchise program and increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

     Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense remained constant at 7% for each of the three-month periods ended October 31, 2000 and 1999. Depreciation and amortization expense for the three months ended October 31, 2000, was $986,000, an increase of 35% over the depreciation and amortization expense of $728,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional centers acquired by the Company during the twelve-month period ended October 31, 2000, and from additional depreciation related to new computer software that was placed in service in May 2000.

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

     Net Income. The Company's net income for the three months ended October 31, 2000, was $104,000 compared to a net loss of $623,000 for the three months ended October 31, 1999. The Company had income from operations before depreciation and amortization for the three months ended October 31, 2000, of $1,177,000 compared to income from operations before depreciation and amortization of $159,000 for the three months ended October 31, 1999.

LIQUIDITY AND CASH RESERVES

     For the three months ended October 31, 2000, net cash provided by operating activities was $1,426,000 compared to $300,000 for the three months ended October 31, 1999. Net cash provided by operating activities for the three months ended October 31, 2000, was attributable to net income of $104,000, an increase in accounts payable and accrued liabilities of $2,148,000, a decrease in inventory of $181,000, and non-cash depreciation and amortization and provision for bad debt expense of $986,000 and $182,000, respectively. This was offset by increases in accounts receivable, other receivables, and prepaid expenses of $1,720,000, $310,000, and $145,000, respectively. Net cash provided by operating activities for the three months ended October 31, 1999, was primarily attributable to an increase in accounts payable and accrued liabilities of $975,000, and non-cash depreciation and amortization and provision for bad debt expense of $728,000 and $98,000, respectively, offset by the net loss of $623,000 and increases in accounts receivable, other receivables, and prepaid expenses of $608,000, $166,000, and $92,000, respectively.

     Net cash used in investing activities in the three months ended October 31, 2000, was $218,000, consisting primarily of the purchase of property and equipment of $214,000 and net cash paid on business acquisitions of $11,000. In the three months ended October 31, 1999, investing activities used net cash of $1,321,000, primarily as a result of the purchase of property and equipment of $1,227,000 and net cash paid on business acquisitions of $90,000.

     Net cash used in financing activities was $643,000 in the three months ended October 31, 2000, compared to net cash provided by financing activities of $9,470,000 for the three months ended October 31, 1999. The change was primarily due to an increase in repayments of long-term debt and capital lease obligations during the three months ended October 31, 2000 of $191,000 and to the issuance on October 1, 1999, of 2,500,000 Series B Convertible Preferred Shares in a private placement for net proceeds of $9,900,000 in cash.

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

     (b) Reports on Form 8-K. . No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SONUS CORP.

                                 By: /s/ Paul C. Campbell
                                     ----------------------------------------
                                     Paul C. Campbell
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Authorized Signatory  and Principal
                                     Financial Officer)

                                 By: /s/ Douglas A. Pease
                                     ----------------------------------------
                                     Douglas A. Pease
                                     Controller
                                     (Principal Accounting Officer)

DATED:  February 6, 2001

                                  EXHIBIT INDEX

 Exhibit
 Number                                    Description of Exhibit
 ------                                    ----------------------
   27                 Financial Data Schedule.