Form 10-Q
period 2001-01-31
SONUS CORP
filed 2001-03-19
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended January 31, 2001

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,159,164 Common Shares, without par or nominal value, outstanding as of March 9, 2001.

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

ITEM 1.  Financial Statements.

                                  BALANCE SHEET

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)
                                                       January 31,    July 31,
                                                          2001          2000
                                                      ------------  ------------

   ASSETS
Current assets:

     Cash and cash equivalents                               $ 638        $ 788
     Accounts receivable, net of allowance for doubtful
       accounts of $4,089 and $3,691, respectively.          9,149        6,359
     Other receivables                                       3,115        1,497
     Inventory                                               1,002          952
     Prepaid expenses                                          605          396
                                                            ------       ------

              Total current assets                          14,509        9,992

Property and equipment, net                                  7,181        8,090
Other assets                                                    24           24
Goodwill and covenants not to compete, net                  19,220       19,678
                                                         ---------    ---------

                                                          $ 40,934     $ 37,784
                                                         =========    =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $  7,589     $  5,460
     Bank loans                                                600            -
     Accrued payroll                                         1,918        1,643
     Other accrued liabilities                               1,746        1,441
     Capital lease obligations, current portion                232          289
     Long-term debt, current portion                         1,595        2,176
                                                         ---------    ---------
              Total current liabilities                     13,680       11,009

Capital lease obligations, less current portion                110          181
Long-term debt, less current portion                           898        1,078
                                                         ---------    ---------
              Total liabilities                           $ 14,688     $ 12,268
                                                         =========    =========

Shareholders' equity:
   Series A convertible preferred stock, no par
        value per share, 2,666,666 shares authorized,
        issued, and outstanding (liquidation preference
        of $20,790)                                          15,701      15,701
   Series B convertible preferred stock, no par
        value per share, 2,500,000 shares authorized,
        issued, and outstanding (liquidation preference
        of $11,015)                                          $9,860       9,860
   Common stock, no par value per share, unlimited
        number of shares authorized, 6,159,164 issued
        and outstanding (6,098,706 at July 31, 2000)         14,957      14,916
   Notes receivable from shareholders                          (168)        (93)
   Accumulated deficit                                      (13,864)    (14,696)
   Accumulated other comprehensive loss                        (240)       (172)
                                                            -------     -------

              Total shareholders' equity                     26,246      25,516
                                                            -------     -------


                                                          $ 40,934    $  37,784
                                                          =========   =========

The balance sheet at July 31, 2000 has been derived from the audited finanical statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

                             STATEMENT OF OPERATIONS


                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (Unaudited)


                             Three months ended      Six months ended
                                 January 31,            January 31,
                           --------------------     --------------------
                             2001         2000        2001         2000
                           --------    --------     --------    --------

Revenues:
  Product                   $ 9,352     $ 9,081     $ 20,290    $ 17,932
  Service                       855         742        1,737       1,589
  Other                       2,163         564        3,905         968
                            -------     -------      -------     -------
  Net revenues               12,370      10,387       25,932      20,489

Costs and expenses:
  Cost of products sold       3,451       3,009        7,786       6,057
  Clinical expenses           4,770       4,845        9,746       9,780
  General and administrative
    expenses                  2,902       2,336        5,976       4,296
  Depreciation and
    amortization              1,015         727        2,001       1,455
                            -------     -------      -------     -------

Total costs and expenses     12,138      10,917       25,509      21,588
                            -------     -------      -------     -------

Income (loss) from
   operations                   232        (530)         423      (1,099)


Other income (expense):
   Interest income               14         120           34         161
   Interest expense             (72)       (111)        (156)       (208)
   Other, net                   554          -           531           2
                            -------     -------      -------    --------

Net income (loss)             $ 728      $ (521)       $ 832     $(1,144)
                            =======     =======      =======    ========

Net income (loss) per share of common stock:

   Basic                     $ 0.12     $ (0.09)      $ 0.14     $ (0.19)
   Diluted                   $ 0.06     $ (0.09)      $ 0.07     $ (0.19)

Weighted average shares outstanding:

    Basic                     6,099       6,083        6,087       6,085
    Diluted                  11,266       6,083       11,254       6,085


See accompanying notes to consolidated financial statements

                             STATEMENT OF CASH FLOWS

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                     Three months ended         Six months ended
                                                       January 31,               January 31,
                                                    ----------------------    ----------------------
                                                      2001        2000          2001        2000
                                                    ----------------------    ----------------------

Cash flows from operating activities:
     Net income (loss)                                $ 728       $ (521)      $ 832       $ (1,144)
     Adjustments to reconcile net income (loss)
          to net cash
     used in operating activities:
          Provision for bad debt expense                219           86         401            184
          Depreciation and amortization               1,015          727       2,001          1,455
     Changes in operating assets and liabilities:
          Accounts receivable                        (2,018)        (670)     (3,738)        (1,278)
          Other receivables                          (1,297)        (169)     (1,607)          (335)
          Inventory                                    (231)          61         (50)            49
          Prepaid expenses                              (61)         (67)       (206)          (159)
          Accounts payable and accrued liabilities    1,041          (78)      3,189            897
                                                     ------       ------      ------         ------

     Net cash provided by (used in)
          operating activities                         (604)        (631)        822           (331)
                                                     ------       ------      ------         ------

Cash flows from investing activities:
     Purchase of property and equipment                (124)        (885)       (338)        (2,112)
     Deferred acquisition costs and other, net           (7)          38         ---             34
     Net cash paid on business acquisitions             (30)        (156)        (41)          (246)
                                                     ------       ------      ------         ------

     Net cash used in investing activities             (161)      (1,003)       (379)        (2,324)
                                                     ------       ------      ------         ------
 Cash flows from financing activities:
     Repayments of long term debt
          and capital lease obligations                (527)      (1,133)     (1,138)        (1,553)
     Repayments of bank loans and
          short-term notes payable                      ---         (500)        ---           (500)
     Advances of bank loans and short-term notes
          payable                                       600          ---         600            ---
     Issuance of preferred stock, net of costs          ---          (40)        ---          9,860
     Repurchase of common stock                         (25)         (15)        (50)           (25)
                                                     ------       ------      ------         ------

     Net cash provided by (used in) financing
          financing activities                           48       (1,688)       (588)         7,782
                                                     ------       ------      ------         ------

Net increase (decrease) in cash and cash equivalents   (717)      (3,322)       (145)         5,127

Effect on cash and cash equivalents of changes
     in foreign translation rate                         21           10           2             26

Cash and cash equivalents, beginning of period        1,334        8,963         781            498

                                                     ------       ------      ------         ------

Cash and cash equivalents, end of period              $ 638      $ 5,651       $ 638        $ 5,651
                                                     ======       ======      ======         ======

Supplemental disclosure of cash flow information
     Interest paid during the period                   $ 65         $ 77       $ 141        $   149
Supplemental disclosure of non-cash investing
       and financing activities:
     Issuance and assumption of long-term debt
       in acquisitions                                  137        $ 280       $ 223          $ 280
     Issuance of common stock with proceeds of
       stockholder loan                                $ 75          ---        $ 75            ---
     Acquisition of clinical equipment and computer
       hardware with capital lease obligations          ---          ---         ---          $ 566

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

2.    Acquisitions

      During the three months ended January 31, 2001, the Company acquired three hearing care centers in two separate transactions. The aggregate purchase price for the acquisitions consisted of cash payments of $30,000, promissory notes issued by the Company of $137,000 payable over three years, the assumption of liabilities aggregating $12,000, and the issuance of common shares of the Company having a value of $16,000. As a result of the acquisitions, the Company recorded $44,000 in property and equipment, $14,000 in other assets, and $137,000 in goodwill, including covenants not to compete.

3.    Comprehensive Income (Loss)



                                 Three months ended        Six months ended
                                     January 31,              January 31,
                                     ----------               ----------
                                  2001         2000        2001         2000
                                  ----         ----        ----         ----
                                                (in thousands)
Net income (loss)                 $ 728       $ (521)      $ 832     $ (1,144)

Other comprehensive income
(loss), net of tax:
Foreign currency translation
adjustments                         (38)         (20)        (68)         (39)
                                  -----       ------       -----       ------
Comprehensive income (loss)        $690       $ (541)      $ 764     $ (1,183)
                                  =====       ======       =====       ======

4.    Segment Information

            The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows:



                                  Three months ended        Six months ended
                                     January 31,              January 31,
                                     ----------               ----------
                                    2001         2000        2001         2000
                                    ----         ----        ----         ----
                                                (in thousands)
      United States             $ 11,421     $ 9,533      $ 24,162    $ 18,772
      Canada                         949         854         1,770       1,717
                                --------     -------      --------    --------
      Total                     $ 12,370     $10,387      $ 25,932    $ 20,489
                                ========     =======      ========    ========

5.    Property and Equipment

            Property and equipment consist of the following:


                                              January 31, 2001    July 31, 2000
                                              ----------------    -------------
                                                      (in thousands)
      Professional equipment                    $ 2,821             $ 2,695
      Office equipment                            1,173               1,155
      Leasehold improvements                      1,616               1,599
      Computer equipment and software             7,069               6,941
                                                -------             -------
                                                 12,679              12,390
      Less accumulated depreciation              (5,498)             (4,300)
                                                -------             -------
                                                $ 7,181             $ 8,090
                                                =======             =======

6.    Line of Credit

      At January 31, 2001, the Company was in compliance with all covenants specified in its $2.0 million line of credit agreement with a commercial bank. At that date, $600,000 was outstanding under the line of credit and the Company has had no additional borrowings on the line of credit subsequent to January 31, 2001.

7.    Shareholders' Equity

      In December 2000, the Company issued 6,458 common shares in connection with the acquisition of substantially all of the assets of a hearing center. See
Note 2. Also in December 2000, the Company issued 60,000 shares in exchange for a $75,000 promissory note in connection with the exercise of stock options previously granted to an employee. In January 2001, the Company redeemed a total of 3,000 common shares at $8.35 per share pursuant to the exercise of certain limited rights of redemption held by three shareholders.

8.    Income Taxes

      There is no provision for income taxes for the three and six month periods ended January 31, 2001, because the Company has sufficient net operating loss carryforwards to offset any income tax expense for such periods.

9.    Litigation Settlement

      On January 17, 2001, the Company reached a settlement in its lawsuit against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company. The Company received a total of $975,000 in cash and other consideration, which increased net income for the fiscal quarter ended January 31, 2001, by $554,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months  Ended  January 31, 2001  Compared to Three Months Ended  January
            31, 2000

     Revenues. Total revenues for the three months ended January 31, 2001, were $12,370,000, representing a 19% increase over revenues of $10,387,000 for the comparable period in fiscal 2000. The increase was due to the net addition of 11 hearing care centers that were not owned by the Company at January 31, 2000, and increased revenues from The Sonus Network (the Company's franchise program) and Hear PO Corp. (the Company's hearing health benefit subsidiary). Same-store revenue was down 11% for the three months ended January 31, 2001, compared to the three months ended January 31, 2000. This decrease was due in part to an increase (as a percentage of revenue) in the provision for contractual allowances in the three months ended January 31, 2001, compared to the same period of the prior fiscal year. Without this increase, same store revenue would have decreased 9%. Product revenues were $9,352,000 for the three months ended January 31, 2001, up 3% from $9,081,000 for the same period in fiscal 2000. Product revenues represented 76% and 87% of total revenues for the three-month periods ended January 31, 2001 and 2000, respectively. Audiological service revenues increased 15% to $855,000 for the three months ended January 31, 2001, from $742,000 for the comparable period in fiscal 2000. Other revenues increased 284% to $2,163,000 for the three months ended January 31, 2001, from $564,000 for the three months ended January 31, 2000. The increase was primarily due to increased revenues from The Sonus Network. Other revenues comprised 17% of total revenues for the three months ended January 31, 2001, compared to 5% for the three months ended January 31, 2000.

      Product Gross Profit. Product gross profit for the three months ended January 31, 2001, was $5,901,000 or 63% of product revenues, compared to $6,072,000 or 67% of product revenues for the comparable period in fiscal 2000. The decrease in product gross profit percentage was due to a higher proportion of revenue from Hear PO Corp., which has lower gross profit margins than the Company's hearing care centers, and an increase in reserves for insurance reimbursements.

      Clinical Expenses. Clinical expenses for the three months ended January 31, 2001, were $4,770,000, representing a decrease of 2% over clinical expenses of $4,845,000 for the comparable period in fiscal 2000. As a percentage of clinical revenues, clinical expenses increased to 52% for the three months ended January 31, 2001, compared to 49% for the three months ended January 31, 2000. The increase was the result of a decrease in clinical revenues. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

      General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 23% for the three-month period ended January 31, 2001, versus 22% for the same period in the prior fiscal year. General and administrative expenses increased 24% from $2,336,000 for the three months ended January 31, 2000, to $2,902,000 for the three months ended January 31, 2001. The increase in general and administrative expenses was due to additional marketing (including a national advertising campaign) and promotional costs related to the Company's franchise program and increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

      Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 8% for the three months ended January 31, 2001, from 7% for the three-months ended January 31, 2000. Depreciation and amortization expense for the three months ended January 31, 2001, was $1,015,000, an increase of 40% over the depreciation and amortization expense of $727,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional centers acquired by the Company during the twelve-month period ended January 31, 2001, and from additional depreciation related to new computer software that was placed in service in May 2000.

      Other Income. Interest income for the three months ended January 31, 2001, decreased to $14,000 from $120,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company. Interest expense for the three months ended January 31, 2001, was $72,000 compared to $111,000 for the three months ended January 31, 2000. The Company also recognized income of $554,000 for the three months ended January 31, 2001, as the result of settling a lawsuit brought by the Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

      Net Income. The Company's net income for the three months ended January 31, 2001, was $728,000 compared to a net loss of $521,000 for the three months ended January 31, 2000. The Company had income from operations before depreciation and amortization for the three months ended January 31, 2001, of $1,247,000 compared to income from operations before depreciation and amortization of $197,000 for the three months ended January 31, 2000.

Six Months Ended  January 31, 2001  Compared to Six Months  Ended
January 31, 2000

     Revenues. Total revenues for the six months ended January 31, 2001, were $25,932,000, representing a 27% increase over revenues of $20,489,000 for the comparable period in fiscal 2000. The increase was due to the net addition of 11 hearing care centers that were not owned by the Company at January 31, 2000, and increased revenues from The Sonus Network (the Company's franchise program) and Hear PO Corp. (the Company's hearing health benefit subsidiary). Same-store revenue was down 5% for the six months ended January 31, 2001, compared to the six months ended January 31, 2000. This decrease was due in part to an increase (as a percentage of revenue) in the provision for contractual allowances in the six months ended January 31, 2001, compared to the same period of the prior fiscal year. Without this increase, same store revenue would have decreased 3%. Product revenues were $20,290,000 for the six months ended January 31, 2001, up 13% from $17,932,000 for the same period in fiscal 2000. Product revenues represented 78% and 88% of total revenues for the six-month periods ended January 31, 2001 and 2000, respectively. Audiological service revenues increased 9% to $1,737,000 for the six months ended January 31, 2001, from $1,589,000 for the comparable period in fiscal 2000. Other revenues increased 303% to $3,905,000 for the six months ended January 31, 2001, from $968,000 for the six months ended January 31, 2000. The increase was primarily due to increased revenues from The Sonus Network. Other revenues comprised 15% of total revenues for the six months ended January 31, 2001, compared to 5% for the six months ended January 31, 2000.

      Product Gross Profit. Product gross profit for the six months ended January 31, 2001, was $12,504,000 or 62% of product revenues, compared to $11,875,000 or 66% of product revenues for the comparable period in fiscal 2000. The decrease in product gross profit percentage was due to increased sales of higher-cost hearing aids, a higher proportion of revenue from Hear PO Corp., which has lower gross profit margins than the Company's hearing care centers, and an increase in reserves for insurance reimbursements.

      Clinical Expenses. As a percentage of clinical revenues, clinical expenses decreased to 49% for the six months ended January 31, 2001, compared to 50% for the six months ended January 31, 2000. The decrease was due to increased clinical revenues. Clinical expenses for the six months ended January 31, 2001, were $9,746,000 compared to $9,780,000 for the comparable period in fiscal 2000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

      General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 23% for the six-month period ended January 31, 2001, versus 21% for the same period in the prior fiscal year. General and administrative expenses increased 39% from $4,296,000 for the six months ended January 31, 2000, to $5,976,000 for the six months ended January 31, 2001. The increase in general and administrative expenses was due to additional marketing (including a national advertising campaign) and promotional costs related to the Company's franchise program and increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

      Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 8% for the six months ended January 31, 2001, from 7% for the six months ended January 31, 2000. Depreciation and amortization expense for the six months ended January 31, 2001, was $2,001,000, an increase of 38% over the depreciation and amortization expense of $1,455,000 for the same period in the prior fiscal year. The increase resulted from the depreciation of fixed assets and amortization of goodwill and covenants not to compete associated with the additional centers acquired by the Company during the twelve-month period ended January 31, 2001, and from additional depreciation related to new computer software that was placed in service in May 2000.

      Other Income. Interest income for the six months ended January 31, 2001, decreased to $34,000 from $161,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company. Interest expense for the six months ended January 31, 2001, was $156,000 compared to $208,000 for the six months ended January 31, 2000. The Company also recognized income of $531,000 for the six months ended January 31, 2001, primarily as the result of settling a lawsuit brought by the Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

      Net Income. The Company's net income for the six months ended January 31, 2001, was $832,000 compared to a net loss of $1,144,000 for the six months ended January 31, 2000. The Company had income from operations before depreciation and amortization for the six months ended January 31, 2001, of $2,424,000 compared to income from operations before depreciation and amortization of $356,000 for the six months ended January 31, 2000.

Liquidity and Cash Reserves

      For the three months ended January 31, 2001, net cash used in operating activities was $604,000 compared to $631,000 for the three months ended January 31, 2000. Net cash used in operating activities for the three months ended January 31, 2001, was attributable to increases in accounts receivable, other receivables, inventory, and prepaid expenses of $2,018,000, $1,297,000, $231,000 and $61,000, respectively. This was offset by net income of $728,000, an increase in accounts payable and accrued liabilities of $1,041,000, and non-cash depreciation and amortization and provision for bad debt expense of $1,015,000 and $219,000, respectively. Net cash used in operating activities for the three months ended January 31, 2000, was primarily attributable to the net loss of $521,000, increases in accounts receivable, other receivables, and prepaid expenses of $670,000, $169,000, and $67,000, respectively, and a decrease in accounts payable and accrued liabilities of $78,000. This was offset by a decrease in inventory of $61,000 and non-cash depreciation and amortization and provision for bad debt expense of $727,000 and $86,000, respectively.

      Net cash used in investing activities in the three months ended January 31, 2001, was $161,000, consisting primarily of the purchase of property and equipment of $124,000 and net cash paid on business acquisitions of $30,000. In the three months ended January 31, 2000, investing activities used net cash of $1,003,000, primarily as a result of the purchase of property and equipment of $885,000 and net cash paid on business acquisitions of $156,000.

      Net cash provided by financing activities was $48,000 in the three months ended January 31, 2001, consisting primarily of advances of bank loans of $600,000 offset by repayments of long-term debt and capital lease obligations of $527,000. Net cash used in financing activities was $1,688,000 in the three months ended January 31, 2000, consisting primarily of repayments of long-term debt and capital lease obligations of $1,133,000 and repayments of short-term notes payable of $500,000.

      For the six months ended January 31, 2001, net cash provided by operating activities was $822,000, compared to net cash used in operating activities of $331,000 for the six months ended January 31, 2000. Net cash provided by operating activities for the six months ended January 31, 2001, was attributable net income of $832,000, an increase in accounts payable and accrued liabilities of $3,189,000, and non-cash depreciation and amortization and provision for bad debt expense of $2,001,000 and $401,000, respectively. This was offset by increases in accounts receivable, other receivables, inventory, and prepaid expenses of $3,738,000, $1,607,000, $50,000and $206,000, respectively. Net cash used in operating activities for the six months ended January 31, 2000, was primarily attributable to the net loss of $1,144,000, increases in accounts receivable, other receivables, and prepaid expenses of $1,278,000, $335,000, and $159,000, respectively, offset by an increase in accounts payable and accrued liabilities of $897,000, a decrease in inventory of $49,000 and non-cash depreciation and amortization and provision for bad debt expense of $1,455,000 and $184,000, respectively.

      Net cash used in investing activities in the six months ended January 31, 2001, was $379,000, consisting of the purchase of property and equipment of $338,000 and net cash paid on business acquisitions of $41,000. In the six months ended January 31, 2000, investing activities used net cash of $2,324,000, primarily as a result of the purchase of property and equipment of $2,112,000 and net cash paid on business acquisitions of $246,000.

      Net cash used in financing activities was $588,000 in the six months ended January 31, 2001, consisting primarily of repayments of long-term debt and capital lease obligations of $1,138,000 offset by advances of bank loans of $600,000. Net cash provided by financing activities was $7,782,000 in the six months ended January 31, 2000, primarily resulting from the issuance on October 1, 1999, of 2,500,000 Series B Convertible Preferred Shares in a private placement for net proceeds of $9,860,000, offset by repayments of long-term debt and capital lease obligations of $1,553,000 and repayments of short-term notes payable of $500,000.

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

PART II
OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

     On December 1, 2000, the Company issued 6,458 of its common shares to Daniel W. Quall, Vice President of Network of the Company, as partial consideration for the purchase of substantially all of the assets of a hearing center owned by Mr. Quall located in Longview, Washington. On December 19, 2000, the Company issued 60,000 of its common shares to Brandon M. Dawson, Chairman and Chief Executive Officer of the Company, in exchange for a promissory note in the amount of $75,000 in connection with the exercise of previously granted stock options. The Company relied on the exemption from registration provided by
Section 4(2) under the Securities Act of 1933 with respect to the issuance of its common shares described above.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) The exhibits filed as part of this report are listed in the accompanying exhibit index.

      (b) Reports on Form 8-K. During the fiscal quarter ended January 31, 2001, the Company filed a Form 8-K dated November 17, 2001, reporting under Item 4 the resignation of KPMG LLP as the Company's auditors. The Company also filed a Form 8-K dated December 14, 2000, reporting under Item 4 that the Company had retained Ernst & Young LLP as its new independent accountants.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SONUS CORP.

                            By: /s/ Paul C. Campbell
                                     Paul C. Campbell
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer and
                                      Authorized Signatory)

                            By: /s/ Douglas A. Pease
                                     Douglas A. Pease
                                     Controller
                                     (Principal Accounting Officer)

DATED:  March 16, 2001

                                  EXHIBIT INDEX

 Exhibit
  Number                          Description of Exhibit

10    Promissory Note of Brandon M. Dawson dated December 19, 2000.