Form 10-Q
period 2001-04-30
SONUS CORP
filed 2001-06-14
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarterly Period Ended April 30, 2001

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


Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No --.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,156,164 Common Shares, without par or nominal value, outstanding as of June 13, 2001.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         (Unaudited)
                                                                           APRIL 30,                JULY 31,
                                                                             2001                    2000
                                                                           --------                --------


                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $     48                $    788
     Accounts receivable, net of allowance for doubtful
       accounts of $4,355 and $3,691, respectively.                           8,513                   6,359
     Other receivables                                                        2,982                   1,497
     Inventory                                                                1,243                     952
     Prepaid expenses                                                           593                     396
                                                                           --------                --------
                Total current assets                                         13,379                   9,992

Property and equipment, net                                                   6,806                   8,090
Other assets                                                                     24                      24
Goodwill and covenants not to compete, net                                   19,000                  19,678
                                                                           --------                --------

                                                                           $ 39,209                $ 37,784
                                                                           ========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $ 6,905                $  5,460
     Bank loans                                                                 600                       -
     Accrued payroll                                                          1,644                   1,643
     Other accrued liabilities                                                1,544                   1,441
     Capital lease obligations, current portion                                 231                     289
     Long-term debt, current portion                                          1,012                   2,176
                                                                           --------                --------
                Total current liabilities                                    11,936                  11,009

Capital lease obligations, less current portion                                 256                     181
Long-term debt, less current portion                                            713                   1,078
                                                                           --------                --------
                Total liabilities                                            12,905                  12,268
                                                                           --------                --------


Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $21,390)        15,701                  15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $11,232)         9,860                   9,860
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,159,164 issued
          and outstanding (6,098,706 at July 31, 2000)                       14,957                  14,916
     Notes receivable from shareholders                                        (168)                    (93)
     Accumulated deficit                                                    (13,836)                (14,696)
     Accumulated other comprehensive loss                                      (210)                   (172)
                                                                           --------                --------
                Total shareholders' equity                                   26,304                  25,516
                                                                           --------                --------

                                                                           $ 39,209                $ 37,784
                                                                           ========                ========


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

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended       Nine months ended
                                                      April 30,                April 30,
                                               ----------------------    ----------------------
                                                 2001          2000         2001         2000
                                               ---------    ---------    ---------    ---------


Revenues:
     Product                                   $   8,971    $  10,228    $  29,261    $  28,160
     Service                                         822        1,032        2,559        2,621
     Other                                         3,096          823        7,001        1,791
                                               ---------    ---------    ---------    ---------

    Net revenues                                  12,889       12,083       38,821       32,572

Costs and expenses:
     Cost of products sold                         3,304        3,511       11,090        9,568
     Clinical expenses                             5,213        5,188       14,959       14,968
     General and administrative expenses           3,350        2,542        9,326        6,838
     Depreciation and amortization                   915          756        2,916        2,211
                                               ---------    ---------    ---------    ---------

Total costs and expenses                          12,782       11,997       38,291       33,585
                                               ---------    ---------    ---------    ---------


Income (loss) from operations                        107           86          530       (1,013)


Other income (expense):
      Interest income                                  6           89           40          250
      Interest expense                               (86)         (64)        (242)        (272)
      Other, net                                       1           --          532            2
                                               ---------    ---------    ---------    ---------


Net income (loss)                              $      28    $     111    $     860    $  (1,033)
                                               =========    =========    =========    =========


Net income (loss) per share of common stock:
    Basic                                      $    0.00    $    0.02    $    0.14    $   (0.17)
    Diluted                                    $    0.00    $    0.01    $    0.08    $   (0.17)

Weighted average shares outstanding:
    Basic                                          6,136        6,082        6,103        6,084
    Diluted                                       11,266       11,313       11,270        6,084


           See accompanying notes to consolidated financial statements

                              SONUS CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)


                                                                         Three months ended     Nine months ended
                                                                              April 30,             April 30,
                                                                          ------------------    ------------------
                                                                           2001       2000        2001      2000
                                                                          ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $    28    $   111    $   860    $(1,033)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Provision for bad debt expense                                      287        119        688        303
          Depreciation and amortization                                       915        756      2,916      2,211
     Changes in operating assets and liabilities:
          Accounts receivable                                                  17     (1,469)    (3,721)    (2,747)
          Other receivables                                                   129       (538)    (1,478)      (873)
          Inventory                                                          (244)        (5)      (294)        45
          Prepaid expenses                                                     11         28       (195)      (131)
          Accounts payable and accrued liabilities                           (747)       295      2,442      1,191
                                                                          -------    -------    -------    -------
               Net cash provided by (used in) operating activities            396       (703)     1,218     (1,034)
                                                                          -------    -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (307)      (775)      (645)    (2,887)
     Deferred acquisition costs and other, net                                  7          1          7         35
     Net cash paid on business acquisitions                                    (6)      (187)       (47)      (433)
                                                                          -------    -------    -------    -------
               Net cash used in investing activities                         (306)      (961)      (685)    (3,285)
                                                                          -------    -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances of long term debt
           and capital lease obligations                                      228         --        228        --
     Repayments of long term debt
          and capital lease obligations                                      (881)      (781)    (2,019)    (2,334)
     Deferred financing costs, net                                             --         --         (7)        --
     Advances of bank loans and short-term notes payable                       --         --        600         --
     Repayments of bank loans and short-term notes payable                     --         --         --       (500)
     Notes receivable from shareholders                                        --         --        (75)        --
     Issuance of common stock, net of costs                                    --         --         75         --
     Issuance of preferred stock, net of costs                                 --         --         --      9,860
     Repurchase of common stock                                                --        (25)       (50)       (50)
                                                                          -------    -------    -------    -------
               Net cash provided by (used in) financing activities           (653)      (806)    (1,248)     6,976
                                                                          -------    -------    -------    -------

Net increase (decrease) in cash and cash equivalents                         (563)    (2,470)      (715)     2,657

Effect on cash and cash equivalents of changes
     in foreign translation rate                                              (27)       (16)       (25)        10

Cash and cash equivalents, beginning of period                                638      5,651        788        498
                                                                          -------    -------    -------    -------
Cash and cash equivalents, end of period                                  $    48    $ 3,165    $    48    $ 3,165
                                                                          =======    =======    =======    =======

Supplemental disclosure of cash flow information
     Interest paid during the period                                      $   107    $   112    $   248    $   261
Supplemental disclosure of non-cash investing and financing activities:
     Issuance and assumption of long-term debt in acquisitions            $    30    $   270    $   253    $   550
     Issuance of common stock with proceeds of stockholder loan           $    --    $    --    $    75    $    --
     Acquisition of clinical equipment and computer hardware with
         capital lease obligations                                        $    --    $    --    $    --    $   566

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

2.    Comprehensive Income (Loss)



                               Three months ended   Nine months ended
                                    April 30,          April 30,
                                    ---------          ---------
                                 2001      2000      2001       2000
                               -------   -------   -------    -------
                                           (in thousands)
Net income (loss)              $    28   $   111   $   860    $(1,033)

Other comprehensive income
(loss), net of tax:
Foreign currency translation
adjustments                         30        46       (38)         7
                               -------   -------   -------    -------

Comprehensive income (loss)    $    58   $   157   $   822    $(1,026)
                               =======   =======   =======    =======

3.    Segment Information

            The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 5% of total revenues. Revenues by country were as follows:



                                  Three months ended       Nine months ended
                                      April 30,                April 30,
                                      ---------                ---------
                                  2001         2000        2001         2000
                                  ----         ----        ----         ----
                                                (in thousands)
      United States              $ 12,334   $ 11,129     $ 36,495     $ 29,901
      Canada                          555        954        2,326        2,671
                                 --------   --------     ---------    --------

      Total                      $ 12,889   $ 12,083     $ 38,821     $ 32,572
                                 ========   ========     =========    ========

4.    Property and Equipment

            Property and equipment consist of the following:

                                             April 30, 2001     July 31, 2000
                                             --------------     -------------
                                                      (in thousands)
      Professional equipment                    $ 2,871             $ 2,695
      Office equipment                            1,186               1,155
      Leasehold improvements                      1,617               1,599
      Computer equipment and software             7,233               6,941
                                                -------             -------
                                                 12,907              12,390
      Less accumulated depreciation              (6,101)             (4,300)
                                                -------             -------
                                                $ 6,806             $ 8,090
                                                =======             =======

5.    Lines of Credit

      At April 30, 2001, the Company was in compliance with all covenants specified in its $2.0 million line of credit agreement with a commercial bank. At that date, the amount available for borrowing was $1.7 million, of which $632,000 was outstanding. The Company has had no additional borrowings on the line of credit subsequent to April 30, 2001. See also Note 7 below.

      During April 2001, the Company began utilizing its $600,000 line of credit from a commercial finance company. At April 30, 2001, the Company had $228,000 outstanding under the equipment line of credit, which is payable over 5 years.

6.    Income Taxes

      There is no provision for income taxes for the three and nine-month periods ended April 30, 2001, because the Company has sufficient net operating loss carryforwards to offset any income tax expense for such periods.

7.    Subsequent Events

      Effective May 21, 2001,  Daniel J. Kohl was  appointed as Chief  Executive
Officer and a director of the Company. Mr. Kohl assumed the position of Chief Executive Officer from Brandon M. Dawson, who remains as Chairman of the Board of the Company. In connection Mr. Kohl's appointment as Chief Executive Officer, the board of directors increased, subject to shareholder approval, the number of shares that may be issued under the Company's Stock Award Plan from 2,500,000 to 3,500,000 and granted Mr. Kohl an option to purchase 850,000 common shares at $2.43 per share.

      On May 31, 2001, the Company, through a wholly owned subsidiary, entered into a Credit and Guaranty Agreement (the "Credit Agreement") with an affiliate of GN ReSound Corporation ("GN ReSound"), one of the Company's major hearing instrument suppliers. The Credit Agreement provides the Company with a $20 million line of credit for the purpose of making strategic acquisitions of hearing care centers. In connection with the line of credit, the Company also modified its existing non-exclusive hearing instrument supply agreement (the "Supply Agreement") with GN ReSound. The Credit Agreement and the Supply Agreement each have seven-year terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

      Revenues. Total revenues for the three months ended April 30, 2001, were $12,889,000, representing a 7% increase over revenues of $12,083,000 for the comparable period in fiscal 2000. The increase was due to increased revenues from The Sonus Network (the Company's franchise program) and Hear PO Corp. (the Company's hearing health benefit subsidiary). Same-store revenue for Company-owned hearing centers was down 24% for the three months ended April 30, 2001, compared to the three months ended April 30, 2000, reflecting a slowing economy and decreased sales in the hearing industry. Product revenues were $8,971,000 for the three months ended April 30, 2001, down 12% from $10,228,000 for the same period in fiscal 2000. Product revenues represented 70% and 85% of total revenues for the three-month periods ended April 30, 2001 and 2000, respectively. Audiological service revenues decreased 20% to $822,000 for the three months ended April 30, 2001, from $1,032,000 for the comparable period in fiscal 2000. Other revenues increased 276% to $3,096,000 for the three months ended April 30, 2001, from $823,000 for the three months ended April 30, 2000. The increase was primarily due to increased revenues from The Sonus Network. Although revenues from The Sonus Network increased substantially during the three months ended April 30, 2001, the unilateral revocation by Siemens Hearing Instruments, Inc. in April 2001 of the pricing schedule contained in its hearing instrument supply agreement with the Company had a negative impact on these revenues. Other revenues comprised 24% of total revenues for the three months ended April 30, 2001, compared to 7% for the three months ended April 30, 2000. See also Part II, Item 1-"Legal Proceedings."

      Product Gross Profit. Product gross profit for the three months ended April 30, 2001, was $5,667,000 or 63% of product revenues, compared to $6,717,000 or 66% of product revenues for the comparable period in fiscal 2000. The decrease in product gross profit percentage was due to a higher proportion of revenue from Hear PO Corp., which has lower gross profit margins than the Company's hearing care centers, and an increase in reserves for insurance reimbursements.

      Clinical Expenses. Clinical expenses for the three months ended April 30, 2001, were $5,213,000, representing negligible increase over clinical expenses of $5,188,000 for the comparable period in fiscal 2000. As a percentage of clinical revenues, clinical expenses increased to 60% for the three months ended April 30, 2001, compared to 49% for the three months ended April 30, 2000. The increase was the result of a decrease in clinical revenues. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

      General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 26% for the three-month period ended April 30, 2001, versus 21% for the same period in the prior fiscal year. General and administrative expenses increased 32% from $2,542,000 for the three months ended April 30, 2000, to $3,350,000 for the three months ended April 30, 2001. The increase in general and administrative expenses was due to additional marketing (including a national advertising campaign), promotional, and personnel costs incurred in connection with the substantial growth of the Company's franchise program, as well as increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

      Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 7% for the three months ended April 30, 2001, from 6% for the three-months ended April 30, 2000. Depreciation and amortization expense for the three months ended April 30, 2001, was $915,000, an increase of 21% over the depreciation and amortization expense of $756,000 for the same period in the prior fiscal year. The increase resulted from additional depreciation related to new computer software that was placed in service in May 2000.

      Other Income. Interest income for the three months ended April 30, 2001, decreased to $6,000 from $89,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company. Interest expense for the three months ended April 30, 2001, was $86,000 compared to $64,000 for the three months ended April 30, 2000, reflecting borrowing by the Company under its line of credit and an increase in other interest-bearing obligations.

      Net Income. The Company's net income for the three months ended April 30, 2001, was $28,000 compared to $111,000 for the three months ended April 30, 2000. The Company had income from operations before depreciation and amortization for the three months ended April 30, 2001, of $1,022,000 compared to income from operations before depreciation and amortization of $842,000 for the three months ended April 30, 2000, an increase of 21%.

Nine months Ended April 30, 2001 Compared to Nine months Ended April 30, 2000

      Revenues. Total revenues for the nine months ended April 30, 2001, were $38,821,000, representing a 19% increase over revenues of $32,572,000 for the comparable period in fiscal 2000. The increase was due to increased revenues from The Sonus Network (the Company's franchise program) and Hear PO Corp. (the Company's hearing health benefit subsidiary). Same-store revenue for Company-owned hearing centers was down 10% for the nine months ended April 30, 2001, compared to the nine months ended April 30, 2000, reflecting a slowing economy and decreased sales in the hearing industry. Product revenues were $29,261,000 for the nine months ended April 30, 2001, up 4% from $28,160,000 for the same period in fiscal 2000. Product revenues represented 75% and 86% of total revenues for the nine-month periods ended April 30, 2001 and 2000, respectively. Audiological service revenues decreased 2% to $2,559,000 for the nine months ended April 30, 2001, from $2,621,000 for the comparable period in fiscal 2000. Other revenues increased 291% to $7,001,000 for the nine months ended April 30, 2001, from $1,791,000 for the nine months ended April 30, 2000. The increase was primarily due to increased revenues from The Sonus Network. Other revenues comprised 18% of total revenues for the nine months ended April 30, 2001, compared to 5% for the nine months ended April 30, 2000.

      Product Gross Profit. Product gross profit for the nine months ended April 30, 2001, was $18,171,000 or 62% of product revenues, compared to $18,592,000 or 66% of product revenues for the comparable period in fiscal 2000. The decrease in product gross profit percentage was due to increased sales of higher-cost hearing aids, a higher proportion of revenue from Hear PO Corp., which has lower gross profit margins than the Company's hearing care centers, and an increase in reserves for insurance reimbursements.

      Clinical Expenses. As a percentage of clinical revenues, clinical expenses increased to

52% for the nine months ended April 30, 2001, compared to 50% for the nine months ended April 30, 2000. The increase was due to decreased clinical revenues. Clinical expenses for the nine months ended April 30, 2001, were $14,959,000 compared to $14,968,000 for the comparable period in fiscal 2000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

      General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 24% for the nine-month period ended April 30, 2001, versus 21% for the same period in the prior fiscal year. General and administrative expenses increased 36% from $6,838,000 for the nine months ended April 30, 2000, to $9,326,000 for the nine months ended April 30, 2001. The increase in general and administrative expenses was due to additional marketing (including a national advertising campaign), promotional, and personnel costs incurred in connection with the substantial growth of the Company's franchise program, as well as increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

      Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense increased to 8% for the nine months ended April 30, 2001, from 7% for the nine months ended April 30, 2000. Depreciation and amortization expense for the nine months ended April 30, 2001, was $2,916,000, an increase of 32% over the depreciation and amortization expense of $2,211,000 for the same period in the prior fiscal year. The increase resulted from additional depreciation related to new computer software that was placed in service in May 2000.

      Other Income. Interest income for the nine months ended April 30, 2001, decreased to $40,000 from $250,000 for the same period in the prior fiscal year. The decrease was due to lower balances of cash and short-term investments held by the Company. Interest expense for the nine months ended April 30, 2001, was $242,000 compared to $272,000 for the nine months ended April 30, 2000. The Company also recognized income of $532,000 for the nine months ended April 30, 2001, primarily as the result of settling a lawsuit brought by the Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

      Net Income. The Company's net income for the nine months ended April 30, 2001, was $860,000 compared to a net loss of $1,033,000 for the nine months ended April 30, 2000. The Company had income from operations before depreciation and amortization for the nine months ended April 30, 2001, of $3,446,000 compared to income from operations before depreciation and amortization of $1,198,000 for the nine months ended April 30, 2000.

LIQUIDITY AND CASH RESERVES

      For the three months ended April 30, 2001, net cash provided by operating activities was $396,000 compared to net cash used in operating activities of $703,000 for the three months ended April 30, 2000. Net cash provided by operating activities for the three months ended April 30, 2001, was attributable to net income of $28,000, decreases in accounts receivable, other receivables, and prepaid expenses of $17,000, $129,000, and $11,000, respectively, and non-cash depreciation and amortization and provision for bad debt expense of $915,000 and $287,000, respectively. This was offset by an increase in inventory of $244,000 and a decrease in accounts payable and accrued liabilities of $747,000. Net cash used in operating activities for the three months ended April 30, 2000, was primarily attributable to increases in accounts receivable, other receivables, and inventory of $1,469,000, $538,000, and $5,000, respectively. This was offset by net income of $111,000, an increase in accounts payable and accrued liabilities of $295,000, a decrease in prepaid expenses of $28,000, and non-cash depreciation and amortization and provision for bad debt expense of $756,000 and $119,000, respectively.

      Net cash used in investing activities in the three months ended April 30, 2001, was $306,000, consisting primarily of the purchase of property and equipment. In the three months ended April 30, 2000, investing activities used net cash of $961,000, primarily as a result of the purchase of property and equipment of $775,000 and net cash paid on business acquisitions of $187,000.

      Net cash used in financing activities was $653,000 in the three months ended April 30, 2001, consisting of advances of long-term debt and capital lease obligations of $228,000 and repayments of long-term debt and capital lease obligations of $881,000 and. Net cash used in financing activities was $806,000 in the three months ended April 30, 2000, consisting of repayments of long-term debt and capital lease obligations of $781,000 and the repurchase of common stock of $25,000.

      For the nine months ended April 30, 2001, net cash provided by operating activities was $1,218,000, compared to net cash used in operating activities of $1,034,000 for the nine months ended April 30, 2000. Net cash provided by operating activities for the nine months ended April 30, 2001, was attributable to net income of $860,000, an increase in accounts payable and accrued liabilities of $2,442,000, and non-cash depreciation and amortization and provision for bad debt expense of $2,916,000 and $688,000, respectively. This was offset by increases in accounts receivable, other receivables, inventory, and prepaid expenses of $3,721,000, $1,478,000, $294,000 and $195,000, respectively. Net cash used in operating activities for the nine months ended April 30, 2000, was primarily attributable to the net loss of $1,033,000, increases in accounts receivable, other receivables, and prepaid expenses of $2,747,000, $873,000, and $131,000, respectively, offset by an increase in accounts payable and accrued liabilities of $1,191,000, a decrease in inventory of $45,000 and non-cash depreciation and amortization and provision for bad debt expense of $2,211,000 and $303,000, respectively.

      Net cash used in investing activities in the nine months ended April 30, 2001, was $685,000, consisting primarily of the purchase of property and equipment of $645,000 and net cash paid on business acquisitions of $47,000. In the nine months ended April 30, 2000, investing activities used net cash of $3,285,000, primarily as a result of the purchase of property and equipment of $2,887,000 and net cash paid on business acquisitions of $433,000.

      Net cash used in financing activities was $1,248,000 in the nine months ended April 30, 2001, consisting primarily of repayments of long-term debt and capital lease obligations of $2,019,000 offset by advances of bank loans and short-term notes payable of $600,000. Net cash provided by financing activities was $6,976,000 in the nine months ended April 30, 2000, primarily resulting from the issuance on October 1, 1999, of 2,500,000 Series B Convertible

Preferred Shares in a private placement for net proceeds of $9,860,000, offset by repayments of long-term debt and capital lease obligations of $2,334,000 and repayments of short-term notes payable of $500,000.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      On May 25, 2001, the Company's wholly owned subsidiary Sonus-USA, Inc. filed a breach of contract lawsuit in the Circuit Court of the State of Oregon for the County of Multnomah against Siemens Hearing Instruments, Inc. ("Siemens"), a hearing instrument manufacturer. The lawsuit, which seeks damages in excess of $4.3 million and injunctive relief, alleges that Siemens breached its obligations under a hearing instrument supply contract with Sonus by unilaterally revoking the pricing schedule under the contract. The lawsuit also alleges that Siemens breached additional obligations under a separate contract with Sonus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The annual and special general meeting of the Company's shareholders was held on April 5, 2001 (the "Annual Meeting"). At the Annual Meeting, the number of directors of the Company was fixed at seven (until such time as the directors of the Company determine by resolution to appoint one or more additional directors in accordance with the Company's Articles) by the following vote:
11,123,470 for; 287,260 against or withheld; 1,700 abstentions and broker non-votes.

      The following directors were elected at the Annual Meeting to serve until the next annual general meeting:

                                                             Abstentions
                                                              and Broker
                           For              Withheld          Non-votes
                           ---              --------          ---------

Joel Ackerman              11,337,822       74,968                0
Haywood D. Cochrane, Jr    11,337,822       74,968                0
Leslie H. Cross            11,337,822       74,968                0
Brandon M. Dawson          11,337,822       74,968                0
Hugh T. Hornibrook         11,337,822       74,968                0
Scott E. Klein             11,337,822       74,968                0
David J. Wenstrup          11,337,822       74,968                0

      At the Annual Meeting, Ernst & Young LLP was approved as independent auditors of the Company and the board of directors was authorized to fix the auditors' remuneration by the following vote: 11,410,810 for; 1,980 against or withheld; and 0 abstentions and broker non-votes. In addition, a resolution approving the amendment of the Company's Second Amended and Restated Stock Award Plan to authorize the issuance of up to 2,500,000 common shares of the Company under the plan was approved by the following vote: 11,105,880 for; 305,410 against or withheld; and 1,500 abstentions and broker non-votes.

ITEM 5.  OTHER INFORMATION.

      Effective May 21, 2001, Daniel J. Kohl was appointed as Chief Executive Officer and a director of the Company. Mr. Kohl, 44, assumed the position of Chief Executive Officer from Brandon M. Dawson, who remains as Chairman of the Board. In connection with a three-year employment agreement between Mr. Kohl and the Company, the board of directors increased, subject to shareholder approval, the number of shares that may be issued under the Company's Stock Award Plan from 2,500,000 to 3,500,000 and granted Mr. Kohl an option to purchase 850,000 common shares at $2.43 per share.

      Most recently, Mr. Kohl was President and Chief Executive Officer of 21st Century Jobfinder, Inc., an internet and IVR based employment recruiting company. From 1997 to 1999, Mr. Kohl served as President and Chief Executive Officer of Housecall Medical Resources, Inc., a home health care company that was acquired by Adventist Health System in 1998. Mr. Kohl was Senior Vice President/Group Executive of the Health Information Services Division of Equifax, Inc., from 1993 to 1997 and President and Chief Operating Officer of HMSS, Inc., a provider of infusion products and services to patients in home, work, and ambulatory center settings from 1991 to 1993. He held numerous executive positions with Apria, Inc. (formerly Abbey Foster/Medical) from 1986 to 1991 and Baxter International, Inc. (formerly American Hospital Supply Corp.) from 1978 to 1986.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits filed as part of this report are listed in the accompanying exhibit index.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended April 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SONUS CORP.

                     By: /s/ Paul C. Campbell
                         --------------------------------
                         Paul C. Campbell
                         Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

                     By: /s/ Douglas A. Pease
                         --------------------------------
                         Douglas A. Pease
                         Controller
                         (Principal Accounting Officer)

DATED:  June 13, 2001

                                  EXHIBIT INDEX

 Exhibit
  Number                          Description of Exhibit
  ------                          ----------------------

   10.1 Employment Agreement effective May 21, 2001, between Sonus Corp. and Daniel J. Kohl.