Form 10-K
period 2001-07-31
SONUS CORP
filed 2001-12-04
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-K

(Mark one)

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                       OR

              TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
              FROM       TO
                  -------  ------

                           Commission File No. 1-13851
                                ----------------

                                   SONUS CORP.
             (Exact name of registrant as specified in its charter)

           YUKON TERRITORY, CANADA                  NOT APPLICABLE
    (State or other jurisdiction of      (I.R.S. employer identification no.)
     incorporation or organization)

      111 S.W. Fifth Avenue, Suite 1620                 97204
            Portland, Oregon                          (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code  (503) 225-9152

      Securities registered pursuant to Section 12(b) of the Exchange Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
  -------------------                  -----------------------------------------
 Common Shares, Without Nominal or Par Value     American Stock Exchange

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
                        --------------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of November 30, 2001:
$3,334,366.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock: Common Shares, without nominal or par value, 6,150,164 shares as of November 30, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive Management Information Circular and Proxy Statement dated November 30, 2001, are incorporated by reference into
Part III of this Form 10-K.

                              TABLE OF CONTENTS

                                                                        PAGE
PART I    ............................................................    3
ITEM 1.   Business....................................................    3
ITEM 2.   Properties..................................................   11
ITEM 3.   Legal Proceedings...........................................   11
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   12
PART II   ............................................................   12
ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   12
ITEM 6.   Selected Financial Data.....................................   15
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk..   23
ITEM 8.   Financial Statements and Supplementary Data.................   24
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   52
PART III  ............................................................   52
ITEM 10.   Directors and Executive Officers of the Registrant.........   52
ITEM 11.  Executive Compensation......................................   52
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   52
ITEM 13.  Certain Relationships and Related Transactions..............   52
PART IV   ............................................................   53
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K..................................................   53

                          FORWARD-LOOKING STATEMENTS

      Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Sonus Corp. (the "Company") to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care centers, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care centers on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care centers, the ability of the Company to attract audiology centers as members of The Sonus Network, product and professional liability claims brought against the Company that exceed its insurance coverage, the Company's ability to collect its accounts receivable in a timely manner, and the availability of and costs associated with potential sources of working capital. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

      The Company was incorporated under the laws of the Province of Alberta, Canada, in July 1993, under the name "575035 Alberta Ltd." The Company changed its name to HealthCare Capital Corp. in October 1994, when it acquired nine hearing care centers in British Columbia. The Company did not begin operating in the United States until it purchased two hearing care centers near Santa Maria, California, in July 1996. By vote of the shareholders, the Company changed its name from HealthCare Capital Corp. to Sonus Corp. in February 1998, and changed its jurisdiction of incorporation from Alberta, Canada, to Yukon Territory, Canada, in December 1998. The Company, through its subsidiaries Sonus-USA, Inc. ("Sonus-USA"), Sonus-Texas, Inc. ("Sonus-Texas"), Sonus Acquisition Corp. ("Sonus Acquisition") and Sonus-Canada Ltd. ("Sonus-Canada"), currently owns and operates 104 hearing care centers in the United States and Western Canada. Centers owned by the Company are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, Oregon, Texas, and Washington and in the Canadian provinces of British Columbia and Alberta.

      In addition to its company-owned hearing centers, the Company operates, through Sonus-USA, a network-licensing program called The Sonus Network. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. There are currently 566 Sonus Network licensees operating in 901 locations throughout all 50 states and the District of Columbia.

      The Company, through its subsidiary Hear PO Corp. ("Hear PO"), also operates as an independent provider association and hearing care benefit administrator. Hear PO obtains contracts to provide hearing care benefits to managed care and corporate health care organizations through its approximately 1,400 affiliated hearing centers and sells Hear PO brand private label hearing instruments. Hear PO currently has contracts to provide hearing care benefits to over 100 million covered lives.

      Each of the hearing care centers owned by the Company provides a full range of audiological products and services to hearing impaired individuals. During the fiscal years ended July 31, 2001, 2000, and 1999, approximately 72%, 85%, and 86%, respectively, of the Company's revenues were derived from product sales, including hearing instruments, batteries, and accessories; 9%, 8%, and 10%, respectively, were derived from audiological services; and 19%, 7%, and 4%, respectively, were from other sources, including The Sonus Network. Substantially all of the Company's hearing care centers are staffed with audiologists. The Company's operating strategy is to provide customers with high-quality and cost-effective hearing care while at the same time increasing its operating margins by attracting and retaining customers, recruiting qualified and productive audiologists and hearing instrument dispensers, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts. The Company believes that it is well positioned to provide retail hearing rehabilitative services to consumers while simultaneously serving the diagnostic needs of referring physicians and meeting the access and cost concerns of managed care providers and insurance companies.

      The Company sells products through its internet site at www.sonus.com. Products that can be purchased through www.sonus.com include hearing instrument batteries, assistive listening devices, hearing protection items, educational materials, and audiology equipment, supplies and accessories. Audiologists and hearing instrument dispensers can also purchase hearing instruments for resale to their customers.

INDUSTRY BACKGROUND

Professionals and Centers. Hearing instruments may be dispensed by either a dispensing audiologist or a hearing instrument specialist ("HIS"). Although both audiologists and HISs may be licensed to dispense hearing instruments, audiologists have advanced training in audiology and hold either a masters or Ph.D. degree.

      The June 2001 issue of The Hearing Review, a hearing industry trade journal, indicates that approximately 19% of HISs in the U.S. are at least 61 years of age, 41% are 51-60 years of age, 28% are 41-50 years of age and only 12% are age 40 or under, compared to 6%, 30%, 42% and 22%, respectively, for dispensing audiologists. The Company believes that many HISs are facing retirement with no formal "exit-strategy," a situation that creates an attractive investment opportunity for the Company.

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

      Managed care arrangements may also favor the consolidation of hearing care practices. Managed care organizations contract with health care providers such as the Company to provide health care services and products to their members. These organizations seek to establish relationships with providers whose offices are convenient for the organization's members and that can offer quality services and products at very competitive prices. Managed care organizations also typically seek to shift some of the economic risk of providing health care to the provider of the care. This shifting of risk is accomplished in a number of ways, including capping fees, requiring discounted fees, or paying a set fee per customer irrespective of the amount of care delivered to that customer. As managed care arrangements become more pervasive, the Company believes that hearing care professionals will have an even greater need for the geographic reach, economies of scale, information resources, and management expertise that larger organizations such as the Company can provide. However, managed care is not presently a large part of the hearing care market and hearing care products and services are likely to continue to be provided predominantly on a private pay basis for the next several years.

Hearing Impaired Population. The number of persons in the United States who have hearing loss is estimated to be approximately 28 million and the percentage of individuals with a hearing loss relative to the general population is approximately 5% for those under 18 years of age, 5% for those between 18 and 44 years of age, 14% for those between 45 and 64 years of age, 23% for those between 65 and 74 years of age, and 31% for those 75 years of age and over. In addition, the American Tinnitus Association estimates that over 50 million Americans experience tinnitus (a ringing sensation in the ears) to some degree. Of these, approximately 12 million have tinnitus that is severe enough to seek medical attention.

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

Hearing Health Care Industry Segments. The hearing health care industry serving customers with hearing and balance disorders is comprised of four distinct service segments:

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

      Advanced audio-diagnostic services include the assessment and non-medical treatment of vestibular and balance disorders and the evaluation of customers with specific symptoms of an auditory or vestibular disorder, including hearing loss, tinnitus, and balance problems. In order to make a differential diagnosis of hearing disorders, an ear, nose and throat physician may employ or refer customers to an audiologist to conduct special diagnostic hearing tests to differentiate between conductive, sensory, and neural pathology. If the cause of the hearing loss is a medical disorder in either the nervous system (neural) or the middle ear (conductive), the physician proceeds with medical treatment. However, if a non-treatable conductive or sensory loss is found, the physician will generally refer the customer to an audiologist for rehabilitation.

GROWTH STRATEGY

      The Company's growth strategy involves expanding its operations by selectively acquiring hearing centers located in existing as well as new geographic markets, increasing the number of licensees under the Company's network licensing program, and increasing the number of covered lives served by the Company under managed care contracts and the utilization of hearing care benefits provided under these contracts. The Company believes that the fragmented nature of the hearing care industry, the absence of industry-wide standards, and the inexperience and limited capital resources of many hearing care providers combine to provide an opportunity to build an expanding network of Company-owned and licensed hearing care centers devoted to providing high-quality hearing health care services.

Acquisitions. The Company works to expand its network of Company-owned centers in each new market by initially targeting for acquisition a significant hearing care practice in order to secure a solid foundation upon which to build a regional network of hearing care practices. The Company then seeks to acquire additional individual or group practices in order to realize economies of scale in management, marketing, and administration. As a result of the contacts of management with hearing care practice owners, the Company is frequently presented with opportunities to acquire hearing care centers. From August 1, 1996, to September 30, 2001, the Company acquired 131 centers, all located in the United States.

      The Company looks at the following factors before acquiring centers in a particular geographic market: (a) population size and distribution; (b) audiology practice density, saturation, and average group size; (c) local competitors; (d) level of managed care penetration; and (e) the local industry and economy. In acquiring particular centers within a geographic market, the Company seeks centers with the following characteristics: (a) an established customer base drawing from a substantial metropolitan population; (b) significant revenue and profitability prior to acquisition; and (c) potential to enhance center profitability after acquisition.

      Prior to acquiring a hearing care center, the Company conducts a due diligence investigation of the center's operations that includes an analytical review of the center's financial statements, tax returns, and other operating data, a review of customer files on a sample basis, a review of credit reports, contracts, bank deposits, and other documents and information that the Company deems significant, and the preparation of financial projections. Based on the information collected and analyzed during the due diligence review, the Company determines an appropriate purchase price for the acquisition.

      The Company generally uses cash, promissory notes, assumption of debt, or a combination of the foregoing to fund acquisitions. In May 2001, the Company obtained a $20 million line of credit from an affiliate of GN ReSound North America Corporation, one of the Company's major hearing instrument suppliers, for the purpose of acquiring additional hearing care practices. At July 31, 2001, $5 million was outstanding under the line of credit. The amount paid for each practice varies on a case-by-case basis according to historical revenues, projected earnings after integration into the Company, and transaction structure. In connection with each acquisition, the Company acquires substantially all of the assets of the practice, including its audiological equipment and supplies, office lease and improvements, and customer files. At the time a practice is acquired, the audiologists and hearing instrument dispensers associated with the practice typically become employees of the Company.

      There can be no assurance that the Company will be able to continue to complete acquisitions consistent with its expansion plans, that such future acquisitions will be on terms favorable to the Company, or that the Company will be able to successfully integrate the hearing care centers that it acquires into its business. Successful integration is dependent upon maintaining payor and customer relationships and converting the management information systems of the centers the Company acquires to the Company's systems. Significant expansion has placed excessive strain on the Company's managerial and other resources and has necessitated the hiring of additional managerial and administrative personnel. The Company has currently curtailed significant expansion of Company-owned hearing centers. Unforeseen problems with future acquisitions or failure to manage expansion effectively may have a material adverse effect on the business, financial condition, and results of operations of the Company.

The Sonus Network. The Sonus Network was established in August 1998 to complement the Company's internal growth and acquisition strategy and allow additional national growth without incurring the added capital costs and management resources necessary for Company-owned centers. There are currently 566 members of The Sonus Network representing 901 locations in all 50 states and the District of Columbia. The Company allows its licensees maximum flexibility in the day-to-day operation of their businesses, including the extent to which they wish to adopt the Sonus name and trademarks. The Company believes that the primary benefits of joining The Sonus Network are reduced pricing on hearing instruments and related products, access to quality marketing materials and national advertising programs developed by Sonus, the ability to offer Sonus private-label products, and exclusive protected territories for licensees. Additional benefits include recruiting, training, and operational consulting services, and ordering of hearing instruments and related products.

OPERATING STRATEGY

      The Company's operating strategy is to provide its customers with high-quality and cost-effective hearing care products and services while at the same time increasing its operating margins by attracting and retaining customers, recruiting qualified and productive hearing care professionals, achieving economies of scale and administrative efficiencies, and pursuing large group and managed care contracts.

Attracting and Retaining Customers. The Company seeks to attract new customers and retain existing customers at each center by providing customers with friendly, comprehensive, and cost-effective hearing care at convenient times and locations. In addition, by educating customers about hearing health issues and by providing quality service during office visits and consistent customer follow-up and support, the Company hopes to foster customer loyalty and increase the likelihood of obtaining referrals and repeat visits for examinations and product purchases.

Recruiting Qualified and Productive Hearing Care Professionals. Hearing care professionals employed by the Company are primarily responsible for center profitability as well as for attracting and retaining customers. The Company seeks to employ individuals who share the Company's goal of delivering high-quality hearing care services and who are also dedicated to expanding and enhancing their practices. The Company has developed an intensive three-week training course called the Greenhouse Program(R) for its hearing care professionals that focuses on clinical skills as well as private practice business management. Greenhouse participants are instructed by some of the hearing health industry's most accomplished and experienced professionals. The Company believes that the Greenhouse Program(R) can significantly increase employee performance and improve customer service. Greenhouse Program(R) graduates consistently rank among the Company's top performers. The Company also believes that it can offer significant benefits to hearing care professionals in private practice by providing assistance in administrative tasks associated with operating a hearing care practice, thereby allowing them to focus on serving customers and increasing productivity.

Achieving Economies of Scale and Administrative Efficiencies. A key operating strategy of the Company is to achieve increased economies of scale and administrative efficiencies at each of its hearing care centers. When a center is acquired by the Company, it immediately has available to it terms and
discounts  with  hearing  instrument   manufacturers  that  are  generally  more
favorable than it could negotiate independently. In addition, the Company believes that by centralizing certain management and administrative functions such as marketing, billing, collections, human resources, risk management, payroll, and general accounting services, the profitability of a center can be improved by spreading the cost of such functions over a larger revenue base.

Pursue Large Group and Managed Care Contracts. Although the Company intends to continue to aggressively pursue private-payor business because it is presently more pervasive and profitable than managed care business, the Company believes that by providing comprehensive geographic coverage in a particular market through its Company-owned centers, members of The Sonus Network, and the over 1,400 hearing centers affiliated with its Hear PO subsidiary, it is well positioned to offer hearing care services to managed care group and corporate health care organizations in that market. Managed care arrangements typically shift some of the economic risk of providing customer care from the person who pays for the care to the provider of the care by capping fees, requiring reduced fees, or paying a set fee per customer irrespective of the amount of care delivered. With respect to hearing care, such limits could result in reduced payments for services or restrictions on the types of services for which reimbursement is available or the frequency of replacements or upgrades of equipment. At the present time, managed care penetration of the hearing care market is limited. However, if managed care begins to play a larger role in hearing care, the Company may be required to increase capital expenditures and allocate additional resources in order to develop information systems to improve productivity, manage complex reimbursement methodologies, measure customer satisfaction and outcomes of care, and integrate information from multiple sources.

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

CENTER STAFFING AND FACILITIES

      Typically, each Company-owned hearing center is staffed with at least one audiologist and one customer care coordinator who handles scheduling and clerical functions. Where volume warrants, a center may also be staffed with additional audiologists, hearing instrument dispensers, and customer care coordinators. An audiologist employed by the Company has a masters or Ph.D. degree in audiology. The audiologist is licensed by the appropriate state or province to dispense hearing instruments and is a member of the American Speech-Language Hearing Association or the Canadian Association of Speech/Language Pathologists and Audiologists.

      Each of the Company's hearing centers operates in leased space that ranges in size from 800 to 3,000 square feet depending on customer volume and the extent of services provided by the center. Centers generally have a reception seating area, a reception work and filing area, an office for the audiologist or hearing instrument dispenser, a laboratory for hearing instrument repairs and modifications, a technology demonstration room, and an evaluation room. A properly equipped office offering only hearing rehabilitation services requires equipment that costs $50,000 to $75,000. The cost of equipment for a center offering advanced audio-diagnostic services is much greater and ranges from $225,000 to $250,000.

PRODUCTS AND SUPPLIERS

      The hearing instrument manufacturing industry is highly competitive with approximately 40 manufacturers serving the worldwide market. Few manufacturers offer significant product differentiation. The Company currently purchases most of its hearing instruments from three top hearing instrument manufacturers based upon criteria that include quality, price, and service. These three manufacturers also produce the Company's Sonus Solution(TM) line of private-label digital hearing instruments. Hearing instruments in the Sonus Solution(TM) line come with a three-year service warranty, a three-year supply of batteries, a 75-day return policy and free office visits including cleaning and adjustments. The Sonus Solution(TM) line is available only at Company-owned and Sonus Network locations. In addition to hearing instruments, the Company's hearing care centers also offer a limited selection of other assistive listening devices and hearing instrument accessories.

MARKETING

      The Company's marketing program is designed to help its hearing care centers retain existing customers and expand the services they receive, attract new customers, and develop contracts to serve large groups of customers.

      The Company believes that customer satisfaction is the key to retaining and expanding services to existing customers. The Company also believes that delivering comfortable, high-quality hearing care at times and locations that are convenient for the customer will motivate customers to return to the Company's centers for their future hearing care needs. Educating customers about hearing health, prescribing only necessary hearing enhancing products, ensuring that each customer leaves a center with a future visit already scheduled, and maintaining consistent customer follow-up and support are key elements of the Company's plan to build customer loyalty and patronage.

      After a customer has obtained a hearing instrument, ongoing revenues are generated from battery purchases and routine maintenance of the instruments. The Company believes that repeat revenues are attributable to the length of time that a center has been established and the effectiveness of its customer retention programs.

      The Company believes that the same aspects of the Company's approach that earn the loyalty of current customers will also generate new customers. The Company's customer marketing programs are designed to help the Company generate referrals from physicians and existing customers and increase the Company's visibility in the community. The Company seeks to foster such visibility by developing marketing materials and information sources that communicate the Company's philosophy of high-quality, customer-oriented hearing care. In addition to advertising in local newspapers, the Company also places advertising in premier national publications such as Reader's Digest (Mature Select), Reader's Digest Large Edition For Easier Reading, New Choices, and Saturday Evening Post.

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

COMPETITION

      The hearing care industry in the United States and Canada is highly fragmented and intensely competitive. Many of the Company's competitors are small retailers that focus primarily on the sale of hearing instruments. However, the Company also competes on a regional basis with other networks of hearing care centers such as Hearx Ltd. ("Hearx"), Helix Hearing Care of America Corp. ("Helix"), Newport Audiology Centers, and American Hearing Centers, as well as with Beltone and Miracle-Ear, two large manufacturers of hearing instruments that distribute directly to consumers through national networks of franchised centers. Beltone and Miracle-Ear place a heavy emphasis on advertising and enjoy significant consumer brand name recognition. In July 2001, Hearx and Helix announced that they had signed a definitive agreement to merge the two companies and that the name of the combined company would be HEAR USA, Inc. The companies have stated that the transaction, which is subject to shareholder, Canadian court, and regulatory approval, is expected to close before the end of December 2001. Hearx and Helix also recently obtained a substantial financing commitment from Siemens Hearing Instruments, Inc. ("Siemens"), a major hearing instrument manufacturer. The Company anticipates that the merger, along with the financing commitment, will result in increased competition for retail customers in those areas where the Company competes directly with Hearx or Helix, as well as increased competition for hearing care practices that the Company seeks to acquire. There can be no assurance that one or more of these competitors will not seek to compete directly in the markets targeted by the Company, nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by other companies or through the establishment of co-operatives, alliances, confederations or similar associations.

      The Sonus Network competes for members with groups such as The Audiology Co-Op, American Hearing Aid Associates, and Hear USA Advantage Network, a recently formed network of hearing providers, that have been formed to provide small hearing instrument retailers with shared economies of scale and, in some cases, access to managed care contracts. The Sonus Network also competes for members to a lesser extent with mature franchise systems such as Beltone and Miracle-Ear. The Company expects that competition for members among these groups will increase significantly in the future, particularly with the formation of the Hear USA Advantage Network.

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

      Most states in the United States and many provinces in Canada have established formal licensing procedures that require the certification of audiologists and/or HISs. Although the extent of regulation varies by jurisdiction, almost all states and provinces engage in some degree of oversight of the industry. The Company operates its hearing care centers through its wholly owned subsidiaries, Sonus-USA, Sonus-Texas, Sonus-Canada, and Sonus Acquisition. These subsidiary corporations employ licensed audiologists and HISs who offer and perform audiology services and dispense hearing instruments on behalf of the Company.

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

      During the year ended July 31, 2001, the Company discovered that it had improperly submitted certain claims to the State of California Medi-Cal program ("Medi-Cal") for hearing services and instruments provided to Medi-Cal enrollees, as a result of services being performed by audiologists and hearing instrument dispensers who had not been credentialed by Medi-Cal. The Company determined that it had received $474,000 and $566,000 during calendar years 2000 and 1999, respectively, that related to these improperly submitted claims. The Company reported its discovery to Medi-Cal and received a response acknowledging the Company's representations to Medi-Cal that steps have been taken to prevent a reoccurrence. Medi-Cal has not requested that the Company repay the amounts received and management believes that it is unlikely that Medi-Cal will request repayment in the future. However, the ultimate determination of this matter is presently unknown and could have a material adverse effect on the Company's financial position, operating results, and cash flows.

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

EMPLOYEES

      At October 1, 2001, the Company had 296 full-time and 70 part-time employees, of whom 98 are audiologists or hearing instrument dispensers practicing full time and 37 are practicing part-time. None of the Company's employees are represented by a labor union. Management believes it maintains good relationships with its employees.

ITEM 2. PROPERTIES

      The Company's executive offices are located in 15,967 square feet of leased office space in downtown Portland, Oregon. The lease expires on September 30, 2004, and provides for an annual base rent of $292,080 until December 31, 2001, when the annual base rent increases to $318,818 until September 30, 2003, and then to $356,678 from October 1, 2003 to September 30, 2004. Each of the Company's hearing centers operates in leased space that ranges in size from 800 to 3,000 square feet. Approximately 65% of the locations are leased for one to eight-year terms pursuant to generally non-cancelable leases (with renewal options in some cases) with the remaining locations leased on a month-to month basis. The aggregate committed rental expense as of July 31, 2001, for the subsequent five-year period is approximately $4.4 million.

ITEM 3. LEGAL PROCEEDINGS

      In May 2001, Sonus-USA filed a breach of contract lawsuit in the Circuit Court of the State of Oregon for the County of Multnomah against Siemens. The lawsuit, which was moved to the Federal District Court for the District of Oregon, seeks damages in excess of $4.3 million and alleges that Siemens breached its obligations under a hearing instrument supply agreement with Sonus-USA by unilaterally revoking the pricing schedule under the contract. The lawsuit also alleges that Siemens breached additional obligations under a separate contract with Sonus-USA. Siemens has filed a counterclaim against the Company alleging that Siemens is owed $920,000 for hearing instruments purchased by the Company on account and $104,000 for failure to pay a promissory note assumed by the Company. As this litigation is in its early stages, management, in consultation with outside legal counsel, has not finalized an opinion as to the ultimate outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

      The Company's common shares ("Common Shares") are traded on the American Stock Exchange. The following table sets forth the reported high and low sales prices in United States dollars for the Common Shares for the periods indicated:

        FISCAL YEAR                     PERIOD        HIGH    LOW
        -----------                     ------        ----    ---
        2000..................... First Quarter      $4.500  $3.125
                                  Second Quarter     $5.000  $2.750
                                  Third Quarter      $5.500  $3.438
                                  Fourth Quarter     $3.625  $2.750

        2001..................... First Quarter      $4.500  $2.625
                                  Second Quarter     $4.000  $1.250
                                  Third Quarter      $3.000  $1.750
                                  Fourth Quarter     $3.100  $1.900

-------------------------

HOLDERS AND DIVIDENDS

      As of October 1, 2001, there were 54 holders of record of Common Shares.

      For as long as Warburg, Pincus Ventures, L.P., beneficially owns at least 666,666 Series A Convertible Preferred Shares or Series B Convertible Preferred Shares or the Common Shares into which such preferred shares are convertible, the Company may not, without such holder's consent, pay any dividend or distribution on its Common Shares. In addition, the Company's line of credit with a commercial bank includes a minimum net worth requirement that may limit the payment of dividends. The Company has paid no cash dividends since its inception.

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

      The following applies to holders of Common Shares who are not resident in Canada for purposes of the Tax Act and who hold their Common Shares as capital property and deal at arm's length with the Company.

Dispositions of Common Shares. A non-resident holder will, upon a disposition or deemed disposition of Common Shares, not be subject to taxation in Canada on any gain realized on the disposition unless the shares are "taxable Canadian property" for the purposes of the Tax Act and no relief is afforded under an applicable tax convention between Canada and the country of residence of the holder. Since the Common Shares are listed on a prescribed stock exchange for the purposes of the Tax Act, Common Shares held by a non-resident holder will generally not be "taxable Canadian property" unless, at any time during the five-year period immediately preceding the disposition, the non-resident holder, persons with whom the non-resident holder did not deal at arm's length, or the non-resident holder together with such persons, owned or had the right to acquire 25% or more of the issued shares of any class of the capital stock of the Company. Any interest in shares or options in respect of shares will be considered to be the equivalent of ownership of such shares for purposes of the definition of taxable Canadian property.

      Non-residents whose shares constitute "taxable Canadian property" will be subject to taxation in respect of a disposition or deemed disposition of Common Shares on the same basis as Canadian residents unless otherwise exempted by an applicable tax convention between Canada and the country of residence of the holder.

      Pursuant to the Canada-United States Income Tax Convention, 1980 (the "Convention"), shareholders of the Company that are residents in the United States for the purposes of the Convention and whose shares might otherwise be "taxable Canadian property" may be exempt from Canadian taxation in respect of any gains on the disposition of the Common Shares, provided the value of the Company is not derived principally from real property located in Canada at the time of disposition.

      Non-resident holders who might hold their Common Shares as "taxable Canadian property" should consult their own tax advisers with respect to the income tax consequences of a disposition of their Common Shares.

      Non-resident holders whose shares are repurchased by the Company, except in respect of certain purchases made by the Company in the open market, will be deemed to have received the payment of a dividend by the Company in an amount equal to the excess of the proceeds over the paid-up capital of the Common Shares so purchased. Such deemed dividend will be excluded from the holder's proceeds of disposition of the Common Shares for the purposes of computing any capital gain or loss but will be subject to Canadian non-resident withholding tax in the manner described below under "Dividends."

Dividends. Dividends received by a non-resident holder of Common Shares will be subject to Canadian withholding tax at the rate of 25% of the gross amount thereof unless the rate is reduced under the provisions of an applicable tax convention between Canada and the country of residence of the holder. The provisions of the Convention generally reduce the rate to 15%. A further reduction to 5% under the Convention will be available if the beneficial owner is a company, which owns at least 10% of the voting shares of the Company.

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

SALES OF UNREGISTERED SECURITIES DURING FISCAL 2001

      There were no securities of the Company issued without registration under the Securities Act of 1933 during the fiscal year ended July 31, 2001, except as previously reported in the Company's quarterly reports on Form 10-Q filed during the fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Statement of Operations Data (in thousands, except per share data):

                                                                                Years Ended July 31,
                                                              2001         2000         1999         1998         1997
                                                              ----         ----         ----         ----         ----
Net revenues                                                 $48,934      $43,959        $33,759    $22,368      $13,462
Costs and expenses:
     Cost of products sold                                    16,391       12,887         10,766      7,712        5,010
     Clinical expenses                                        19,904       19,494         17,406     11,885        5,938
     Provision for doubtful accounts (1)                         851        2,691            389        412           47
     General and administrative expenses                      13,248        8,778          7,583      5,896        3,410
     Depreciation and amortization                             3,921        3,109          2,450      1,361          790
                                                               -----        -----          -----      -----          ---

Total costs and expenses                                      54,315       46,959         38,594     27,266       15,195
                                                              ------       ------         ------     ------       ------

Loss from operations                                          (5,381)      (3,000)        (4,835)    (4,898)      (1,733)
Other income (expense), net                                      136         (101)           (49)       304           32
Loss before cumulative effect of change in accounting
principle                                                     (5,245)      (3,101)        (4,884)    (4,594)      (1,701)
Cumulative effect of change in accounting principle (2)
                                                              (2,114)         ---            ---        ---          ---
                                                              ------       ------         ------     ------       ------

Net loss                                                      (7,359)      (3,101)        (4,884)    (4,594)      (1,701)
Deemed dividends to preferred shareholder (2)                 (7,355)         ---            ---        ---          ---
                                                              ------       ------         ------     ------       ------
Net loss attributable to common shareholders                $(14,714)     $(3,101)       $(4,884)   $(4,594)     $(1,701)
                                                            ========      =======        =======    =======      =======


Per share data:
Basic and diluted loss per share before
 cumulative effect of change in accounting principle
 and deemed dividends to preferred shareholder                $(0.86)      $(0.51)      $(0.80)      $(0.89)      $(0.42)

Cumulative effect of change in accounting principle
                                                               (0.35)         ---          ---          ---          ---
Deemed dividends to preferred shareholder                      (1.20)         ---          ---          ---          ---
                                                          -----------------------------------------------------------------
Net loss attributable to common shareholders (basic and
diluted)                                                      $(2.41)      $(0.51)      $(0.80)      $(0.89)      $(0.42)
                                                          =================================================================

Pro forma amounts, assuming the change in accounting principle was applied retroactively:

Net loss attributable to common shareholders                 $(12,600)     $(3,952)     $(6,147)        *            *
Net loss per common share (basic and diluted)                $  (2.06)     $ (0.65)     $ (1.01)        *            *

                                                              2001           2000         1999         1998         1997
                                                              ----           ----         ----         ----         ----
Cash dividends declared per common share                      none           none         none         none         none

*Data to compute pro forma amounts for fiscal 1998 and 1997 is unavailable.

------------------------------

(1)As more fully discussed in Note 1 to the "Consolidated Financial Statements," during the year ended July 31, 2000, the Company increased the provision for doubtful accounts due to information systems and other issues.

(2)As more fully discussed in Notes 1 and 8 to the "Consolidated Financial Statements," during the year ended July 31, 2001, the Company changed its method of accounting for revenue and method of accounting for convertible securities with beneficial conversion features.

      Balance Sheet Data (in thousands):


                                                As of July 31,
                                      2001     2000     1999     1998     1997
                                      ----     ----     ----     ----     ----
Total assets                        $40,299  $37,784   $31,385 $34,129  $16,544
Long-term obligations, less
current portion                     $   861  $ 1,259   $ 2,593 $ 3,126  $ 1,197

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      During the 2001 fiscal year, the Board of Directors of the Company recognized there were significant problems managing the rapid growth of the business and that the financial condition of the Company had not improved during fiscal 2001 as evidenced by increases in accounts receivable, other receivables and accounts payable. As a result, the Company implemented the following business initiatives beginning in the fourth quarter of fiscal 2001:

o A new Chief Executive Officer and Chief Financial Officer were hired. A new Chief Information Officer and Vice President-Marketing were added in the first quarter of fiscal 2002.

o The Company increased the number of employees in its Reimbursement Department from 10 to 19.

o A $20,000,000 line of credit and related seven-year product supply agreement were executed with a major hearing instrument manufacturer. The line of credit provides the Company with capital to pursue acquisition of independent hearing clinics, while the product supply agreement provides for improved pricing and commissions to the Company on hearing instruments.

o Negotiations were initiated with two other major hearing instrument manufacturers for the purpose of securing long-term supply relationships.

o An independent information technology firm was engaged to assess the Company's information systems and make recommendations for improving the current information systems environment.

o Acquisitions of hearing care practices were curtailed until such time as new management is satisfied that the Company's acquisition criteria and infrastructure are both appropriate and adequate.

As a result of the ongoing implementation of these initiatives, the Company has positioned itself for improved financial results. However, there can be no assurance that the Company will be successful in improving its financial performance.

OVERVIEW OF FISCAL 2001

      For the fiscal year ended July 31, 2001, the Company generated total revenues of $48.9 million, an increase of 11% over fiscal 2000. For the fiscal year ended July 31, 2001, the Company incurred a loss before the cumulative effect of a change in accounting principle of $5.2 million, compared to the fiscal 2000 loss of $3.1 million. As of July 31, 2001, the Company's accumulated deficit was $22.1 million and its total shareholders' equity was $18.0 million.

ACQUISITIONS

      During the fiscal year ended July 31, 2001, the Company acquired eight hearing care centers in eight transactions. The Company also consolidated 10 centers into existing centers during the fiscal year in order to more efficiently allocate its resources. The aggregate purchase price for the acquisitions consisted of cash payments of $177,000, promissory notes issued by the Company of $393,000 generally payable over three years, $16,000 of common stock, and $12,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $141,000 in property and equipment, $15,000 in other assets, $402,000 in goodwill, and $40,000 for covenants not to compete.

      The eight hearing care businesses acquired by the Company during the fiscal year ended July 31, 2001, have combined historical revenues for their immediately preceding fiscal years of approximately $2.1 million. The Company expects these centers to contribute to the Company's future revenues consistent with their historical revenues, as well as to have a positive effect on cash flows and liquidity.

      As of July 31, 2001, the Company had recorded $21,336,000 in goodwill and $2,274,000 in covenants not to compete. The unamortized balance totaled $18,561,000 at July 31, 2001, which represented approximately 46% of the Company's total assets and 103% of the Company's shareholders' equity.

INTANGIBLE ASSETS

      The Company's intangible assets have arisen due to the acquisition of hearing centers. Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events could include, but are not limited to, the inability of hearing centers to achieve planned growth rates and profitability, or the loss of a key supplier or vendor. Impairment is measured by comparing the carrying value of the intangible assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated expected future cash flows. Because management's impairment analysis is based on estimates of future cash flows, there is a reasonable possibility that future analyses may indicate that the Company's intangible assets are impaired to a greater degree if actual cash flow results materially differ from these estimates.

      As indicated under "Accounting Pronouncements" below, the Company will be required to adopt the provisions of two new accounting pronouncements that will directly affect intangibles and other long-lived assets and management's requirements to assess the impairment of these assets. Management has not completed its assessment of the impact of these pronouncements on the Company, but expects that the Company will no longer amortize its goodwill. Amortization totaled $1,100,000 for the year ended July 31, 2001.

INCOME TAXES

      There was no provision for income tax expense or benefit for any period since inception due to the Company's operating losses. As of July 31, 2001, the Company had approximately $19,100,000 of net operating loss carryforwards for federal income tax purposes, which expire from 2011 to 2021. The Company also had approximately $3,000,000 of net operating loss carryforwards for Canadian income tax purposes, which expire from 2002 to 2008. The Company would need to generate a minimum of $22,100,000 of future taxable income to fully realize the deferred tax assets. Due to the issuance and sale of Series A preferred stock in 1997, the Company incurred ownership changes pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the use of losses incurred through the date of the ownership change will be limited during the carryforward period. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

      Deferred tax assets consist primarily of net operating loss carryforwards and the allowance for doubtful accounts. Because of the Company's history of operating losses, management does not have a sufficient basis to project that future income will be sufficient to realize the deferred tax assets during the carryforward period. As a result, the Company has provided a full valuation allowance on the net deferred tax assets for all periods presented. The valuation allowance has increased each fiscal year primarily due to that fiscal year's net operating loss carryforward and the increase in the allowance for doubtful accounts.

RESULTS OF OPERATIONS

Year Ended July 31, 2001, Compared to Year Ended July 31, 2000

      Revenues. Net revenues for the fiscal year ended July 31, 2001, were $48,934,000, representing an 11% increase over net revenues of $43,959,000 for the prior fiscal year. The increase was due to increased revenues from The Sonus Network and Hear PO Corp. of $9,389,000, which were offset by a decrease in same store revenue for Company-owned hearing centers of 15% for the fiscal year ended July 31, 2001 compared to the fiscal year ended July 31, 2000. The decrease in same store revenue reflected a slowing economy and decreased sales in the hearing industry. Product sales revenues were $34,997,000 for the 2001 fiscal year, down 6% from $37,252,000 for fiscal 2000. Audiological service revenues increased 26% from $3,589,000 in fiscal 2000 to $4,539,000 for the 2001 fiscal year. The increase in service revenue resulted primarily from the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, discussed below. Other revenues increased 201% to $9,398,000 in fiscal 2001 from $3,118,000 in fiscal 2000 due to the rapid growth of The Sonus Network.

      As further described below under "Cumulative Effect of Change in Accounting Principle," the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") effective retroactive to August 1, 2000. The adoption of SAB 101 resulted in a reduction of 2001 revenues in the amount of $6,000 (comprised of revenue in the amount of $1,313,000 that had been recognized in prior years but was deferred under the new rules and recognized in 2001, offset by revenue originating in 2001 in the amount of $1,319,000 deferred to future years).

      Gross Profit on Product Sales. Product gross profit for the fiscal year ended July 31, 2001, was $18,606,000 compared to $24,365,000 for the prior fiscal year. Gross profit percentage on product sales decreased to 53% for fiscal 2001 from 65% for fiscal 2000. The decrease in product gross profit percentage was due to the reclassification of revenue from product revenue to service revenue in connection with the adoption by the Company of SAB 101, increased sales of lower margin hearing aids, a higher proportion of revenue from Hear PO Corp., which has lower gross profit margins than the Company's hearing care centers, and an increase in the provision for contractual allowances related to insurance reimbursement.

      Clinical Expenses. As a percentage of combined product and service revenues, clinical expenses increased to 50% for the fiscal year ended July 31, 2001, compared to 48% for the fiscal year ended July 31, 2000. Clinical expenses for the fiscal year ended July 31, 2001, were $19,904,000, representing an increase of 2% over clinical expenses of $19,494,000 for the prior fiscal year. Approximately 78% of this increase was due to increased personnel expenses. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the center level.

      Provision for Doubtful Accounts. The Company's provision for doubtful accounts decreased from $2,691,000 for the fiscal year ended July 31, 2000, to $851,000 for the fiscal year ended July 31, 2001. The decrease was due to a $2,300,000 charge that was incurred by the Company in the fourth quarter of fiscal 2000 to reflect the deterioration of accounts receivable caused by certain events that took place during that quarter. Without the $2,300,000 charge taken in fiscal 2000, the provision for doubtful accounts for fiscal 2001 increased $460,000, or 118%, compared to fiscal 2000, reflecting management's determination that additional reserves for doubtful accounts were necessary based on a review of historical collections and outstanding receivables.

      General and Administrative Expenses. As a percentage of net revenues, general and administrative expenses increased to 27% for the fiscal year ended July 31, 2001, versus 20% for the same period in the prior fiscal year. General and administrative expenses increased 51% from $8,778,000 for the fiscal year ended July 31, 2000, to $13,248,000 for the fiscal year ended July 31, 2001. The increase was due to an increase of $1,538,000 in personnel costs relating to building the Company's infrastructure, $1,705,000 in advertising costs for The Sonus Network, $1,152,000 for professional consulting and accounting fees, and $260,000 for electronic connectivity between the Company's hearing care centers and the corporate headquarters.

      Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended July 31, 2001, was $3,921,000, an increase of 26% over the depreciation and amortization expense of $3,109,000 for the prior fiscal year. The increase resulted from the recognition of a full year of depreciation and amortization expenses related to fixed assets and hearing care clinics, respectively, purchased during fiscal 2000 and, to a lesser extent, the depreciation of property and equipment and amortization of goodwill and covenants not to compete associated with the eight additional centers acquired by the Company during the fiscal year ended July 31, 2001.

      Other Income and Expense. Interest income for the fiscal year ended July 31, 2001, was $105,000 compared to $260,000 for the prior fiscal year, reflecting lower balances of short-term investments. Interest expense for the fiscal year ended July 31, 2001, was $357,000 compared to $342,000 for the fiscal year ended July 31, 2000, an increase of 4%, due to the use of the Company's bank line of credit and higher balances of long-term debt incurred in connection with acquisitions and capital expenditures. The Company also recognized other income, net of other expense, of $388,000 for the year ended July 31, 2001, primarily as the result of settling a lawsuit brought by the
Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

      Cumulative Effect of Change in Accounting Principle. During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting retroactively to August 1, 2000. Based on guidance provided in SAB 101 the Company concluded that when a sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue on the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Revenue of $1,313,000 included in the cumulative effect was recognized as revenue in the year ended July 31, 2001. For the year ended July 31, 2001, the increase to net loss before the cumulative effect of the change in accounting principle as a result of the adoption of SAB 101 was $6,000. For the fiscal year ended July 31, 2001, the Company's net loss before the cumulative effect of the change in accounting principle was $5,245,000 compared to a net loss of $3,101,000 for the fiscal year ended July 31, 2000. If the Company had implemented these revenue recognition practices beginning August 1, 1998, net loss for the years ended July 31, 2000 and 1999 would have been increased by $851,000 and $1,263,000, respectively.

      Deemed Dividend to Preferred Shareholder. On issuance, shares of the Company's 2,500,000 outstanding Series B Convertible Preferred Shares (the "Series B Shares") were convertible into common shares on a one for one basis. However, the terms of the of the Series B Shares provide that after October 31, 2000, the conversion rate is subject to upward adjustment each fiscal quarter until the Company attains specified quarterly earnings targets. The amount of such quarterly adjustment is based on a factor of 2% of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5% beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive quarters, no further adjustment to the conversion price will be made. Additionally, the conversion price was subject to further adjustment if the Company failed to collect certain receivables prior to July 31, 2000. Because the Company failed to collect certain of these receivables and did not meet the quarterly earnings targets during fiscal 2001, the conversion rate was adjusted such that the Series B shares are convertible into 3,950,214 common shares at July 31, 2001. The Emerging Issues Task Force consensus 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" provides that contingent beneficial conversion features are to be recognized when the contingencies are resolved. Accordingly, the Company recorded a deemed dividend to the holder of Series B Shares in the amount of $5,801,000 during the year ended July 31, 2001.

      Also in fiscal 2001, the Company adopted the Emerging Issues Task Force consensus 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" (EITF 00-27). Upon the adoption of EITF 00-27, management concluded that the Series B Shares contained an additional beneficial conversion feature requiring the allocation of the proceeds from the sale of the Series B Shares in October 1999 between the relative fair value of the Series B Shares and a related modification of warrants to purchase Common Shares held by the holder of the Series B Shares. Accordingly, commensurate with the adoption of EITF 00-27 during the year ended July 31, 2001, the Company recorded an additional deemed dividend to the holder of the Series B Shares in the amount of $1,554,000.

Year Ended July 31, 2000, Compared to Year Ended July 31, 1999

      Revenues. Net revenues for the fiscal year ended July 31, 2000, were $43,959,000, representing a 30% increase over net revenues of $33,759,000 for the prior fiscal year. The increase was due to the 16 centers acquired during fiscal 2000, as well as an increase of 5% in same-store revenue compared to 1999. Product sales revenues were $37,252,000 for the 2000 fiscal year, up 28% from the $29,044,000 for fiscal 1999. Audiological service revenues increased 6% from $3,392,000 in fiscal 1999 to $3,589,000 for the 2000 fiscal year. Other revenues increased 136% to $3,118,000 in fiscal 2000 from $1,323,000 in fiscal 1999 due to the rapid growth of The Sonus Network.

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

      Clinical Expenses. As a percentage of net combined product and service revenues, clinical expenses decreased to 48% for the fiscal year ended July 31, 2000, compared to 54% for the fiscal year ended July 31, 1999. The percentage decrease was due to the Company's ability to cut costs, streamline its operations, and eliminate inefficient and duplicative processes. Clinical expenses for the fiscal year ended July 31, 2000, were $19,494,000, representing an increase of 12% over clinical expenses of $17,406,000 for the prior fiscal year. This increase was primarily due to clinical expenses associated with the 16 additional centers that were acquired by the Company during the fiscal year ended July 31, 2000. Clinical expenses include all personnel, marketing, occupancy and other operating expenses at the center level.

      Provision for Doubtful Accounts. During the fourth quarter of fiscal 2000, the Company incurred a charge of $2,300,000 to increase its reserves for accounts receivable. The Company determined that an increase in reserves was necessary because of a deterioration of accounts receivable caused by certain events that took place in the fourth quarter of fiscal 2000. During the fourth quarter of fiscal 2000, the Company received correspondence from a significant third-party customer stating that a majority of a sample of the Company's claims examined by the customer were ones for which the original claim submission was not received or the claims were denied and no evidence of timely follow-up was demonstrated. Although the Company believed that the customer's conclusions were incorrect regarding many of these claims, it concluded that certain receivables aggregating approximately $544,000 were at substantially greater risk of non-payment and that the prudent course of action was to establish a reserve for these receivables. In addition, the Company discontinued its normal billing and collections cycle related to new business in the fourth quarter in order to attempt to meet an obligation under a financing agreement to collect a specific portion of its aged receivables by July 31, 2000. The entire billing staff was dedicated exclusively to this project during May 2000 (and a substantial portion of the staff was dedicated to this project in June and July 2000).

As a result, net accounts receivable (before the $2,300,000 charge) increased $2,400,000 during the fourth quarter compared to $2,700,000 for the prior three quarters combined. The Company's diminished focus on current business in the fourth quarter caused substantial deterioration in its accounts receivable aging and reduced the collectibility of the fourth quarter business. The financing agreement obligation ended on July 31, 2000, at which time the Company returned to its normal billing cycle after determining that concentrating its efforts on collecting receivables that were more current would yield greater benefits. The Company therefore determined that an addition to the reserve for doubtful accounts as of July 31, 2000, was necessary because it was likely that a higher proportion of the receivables outstanding at that date would not be collected.

      General and Administrative Expenses. As a percentage of net revenues, general and administrative expenses decreased to 20% for the fiscal year ended July 31, 2000, versus 22% for the same period in the prior fiscal year. The decrease in general and administrative expenses as a percentage of revenues was due to growth in the Company's revenue base as a result of its strategic acquisition program and enhanced marketing efforts, as well as continued efforts to decrease administrative costs. General and administrative expenses in dollar terms increased 16% from $7,583,000 for the fiscal year ended July 31, 1999, to $8,778,000 for the fiscal year ended July 31, 2000. The increase was due to increased personnel costs and other corporate expenses related to building the appropriate infrastructure to support the growth of the Company.

      Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended July 31, 2000, was $3,109,000, an increase of 27% over the $2,450,000 in depreciation and amortization expense for the prior fiscal year. The increase resulted from the depreciation of property and equipment and amortization of goodwill and covenants not to compete associated with the 16 additional centers acquired by the Company during the fiscal year ended July 31, 2000.

      Other Income and Expense. Interest income for the fiscal year ended July 31, 2000, was $260,000 compared to $261,000 for the prior fiscal year. Interest expense for the fiscal year ended July 31, 2000, was $342,000 compared to $300,000 for the fiscal year ended July 31, 1999, an increase of 14%, due to higher balances of long-term debt incurred in connection with acquisitions and capital expenditures.

LIQUIDITY AND CASH RESERVES

      For the fiscal year ended July 31, 2001, net cash provided by operating activities was $3,005,000 compared to a net use of $2,051,000 for fiscal 2000. Net cash provided by operating activities for fiscal 2001 resulted primarily from increases in accounts payable, other accrued liabilities, deferred revenue, and accrued payroll of $3,189,000, $445,000, $157,000, and $248,000, respectively, a decrease in accounts receivable of $722,000, and the Company's provision for doubtful accounts, provision for slow-moving inventory, and depreciation and amortization expense of $851,000, $78,000, and $3,921,000, respectively. This was offset by the Company's net loss of $7,359,000 and increases in other receivables, inventory, and prepaid expenses of $894,000 $202,000, and $267,000, respectively. For the fiscal year ended July 31, 2000, net cash used in operating activities was $2,051,000. Net cash used in operating activities for fiscal 2000 resulted primarily from the Company's net loss of $3,101,000 and increases in accounts receivable, other receivables, and inventory of $4,971,000, $1,141,000, and $447,000, respectively, offset by increases in accounts payable and accrued payroll of $1,431,000 and $246,000, respectively, and the Company's provision for doubtful accounts of $2,691,000 and depreciation and amortization of $3,109,000.

      Net cash used in investing activities was $5,841,000 for fiscal 2001, resulting primarily from the investment of restricted acquisition funds, the purchase of property and equipment, and net cash paid for business acquisitions of $4,885,000, $568,000 and $177,000, respectively. In fiscal 2000 investing activities used net cash of $3,706,000, consisting primarily of the purchase of property and equipment of $3,305,000 and net cash paid for business acquisitions of $438,000.

   On May 31, 2001, Sonus-USA entered into a seven-year credit agreement (the "Credit Agreement") with an affiliate of one of the

      Company's major hearing instrument suppliers. The Credit Agreement provides for the Company to borrow up to $20,000,000 for the purpose of acquiring independent hearing clinics. The Credit Agreement also allows the Company to borrow up to the greater of $50,000 or 20% of the purchase price of an acquisition for the purpose of paying fees, costs, and expenses related to the acquisition. Borrowings may be made until May 31, 2006. Interest is payable quarterly. No repayments of principal are required during the first two years of the credit agreement ending May 31, 2003. As of July 31, 2001 the Company had $5,000,000 outstanding under the Credit Agreement. All loans bear interest at 6%. Sonus-USA has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. At July 31, 2001, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement. The Credit Agreement was amended on November 19, 2001, to bring the Company into compliance with such covenants, but there can be no assurance that the Company will meet the covenants of the Credit Agreement in the future. As a result, the amount outstanding under the Credit Agreement is classified as short-term.

      Concurrent with the execution of the Credit Agreement, the Company entered into a seven-year sales agreement with the hearing instrument supplier. Beginning with the period from October 1, 2001 to December 31, 2001, and for each calendar year thereafter, the Company is required to purchase a minimum number of hearing instruments from the supplier. If the minimum purchase requirement is not met in any period, the Company is required to refund to the supplier a portion of the discounted sales price of hearing instruments purchased by the Company during such period.

      In July 2000, the Company, through its subsidiaries Sonus-USA and Sonus-Texas, entered into a revolving line of credit agreement with a commercial bank. The line of credit, which is primarily secured by accounts receivable, matures on December 3, 2001, and bears interest at the bank's prime rate plus 0.5%. As of July 31, 2001, the Company had borrowed $600,000 under the line of credit. The Company was in violation of certain financial covenants under the line of credit as of July 31, 2001, relating to its net worth, current ratio, and earnings before interest, taxes, depreciation, and amortization. As a result, the unpaid balance of $600,000 was immediately due and payable. However, the bank has waived compliance with such covenants and has agreed to allow the Company to repay the outstanding balance after maturity by making an initial payment of $150,000 on December 3, 2001, and subsequent monthly payments of $100,000 until the amount owing has been paid in full.

      During fiscal year 2001, the Company received advances of long-term debt and capital lease obligations of $5,287,000, which were partially offset by repayments of $2,372,000. As a result of the foregoing, financing activities provided net cash of $3,384,000 in fiscal 2001.

      Financing activities provided net cash of $6,038,000 in fiscal 2000, primarily as a result of the issuance of preferred stock in October 1999 for net proceeds of $9,860,000, offset by repayments of long-term debt and capital lease obligations of $3,237,000 and repayments of bank loans and short-term notes payable of $500,000.

      The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's revenues or results of operations exceed certain target levels. Such additional consideration is paid in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration that the Company may be required to pay is $421,000 for the year ended July 31, 2002 and $246,000 thereafter.

      The Company's ability to generate net cash from operations will depend heavily on its ability to collect existing accounts receivable in a timely manner. Notwithstanding this, the Company believes that its cash and short-term investments and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through July 31, 2002. The Company also believes that it can reduce expenditures or obtain support from its major shareholder to improve short-term cash flow. If necessary, the Company may seek additional funding to support the Company's operating strategy. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

ACCOUNTING PRONOUNCEMENTS

      In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued by the Financial
Accounting Standards Board ("FASB"). Under SFAS No. 141, only the purchase method of accounting is permitted for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning August 1, 2002. The Company is currently assessing the financial impact that SFAS No. 141 and SFAS No. 142 will have on its consolidated financial statements. With respect to the adoption of SFAS No. 142, the Company anticipates that all of the Company's goodwill will no longer be amortized. In addition, a goodwill impairment charge may be required under SFAS No. 142's new impairment guidance. Any such impairment charge may impact the Company's compliance with its various debt covenants.

      In August 2001, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued by the FASB. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 also supersedes the provisions of Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The provisions of SFAS No. 144 are to be applied prospectively and will be effective for the Company beginning August 1, 2002. The Company is currently assessing the financial impact that SFAS No. 144 will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of July 31, 2001 and 2000, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $6,193,000 and $788,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At July 31, 2001 and 2000, the Company had debt and capital lease obligations that total $7,542,000 and $3,724,000, respectively. Except for its bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




THE BOARD OF DIRECTORS AND SHAREHOLDERS
SONUS CORP.


      We have audited the accompanying consolidated balance sheet of Sonus Corp. as of July 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule for the year ended July 31, 2001 listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Corp. and subsidiaries as of July 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended July 31, 2001, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 8 to the consolidated financial statements, during the year ended July 31, 2001, Sonus Corp. changed its method of accounting for revenue recognition and the method of accounting for convertible securities with beneficial conversion features.

                                                           /s/ Ernst & Young LLP



Seattle,  Washington
November 9, 2001, except paragraph 2 of
Note 7, as to which the date is November 19, 2001

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND SHAREHOLDERS
SONUS CORP.


      We have audited the accompanying consolidated balance sheet of Sonus Corp. and subsidiaries as of July 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonus Corp. and subsidiaries as of July 31, 2000, and the consolidated results of their operations, and their cash flows for each of the years in the two-year period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ KPMG LLP


Portland, Oregon
November 13, 2000


                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                         July 31,             July 31,
                                                                           2001                 2000
                                                                           ----                 ----
              ASSETS
Current assets:
     Cash and cash equivalents                                            $ 1,317               $ 788
     Restricted cash and cash equivalents                                   3,870                 ---
     Restricted securities available for sale                               1,006                 ---
     Accounts receivable, net of allowance for doubtful
       accounts of $1,501 in 2001 and $3,691 in 2000                        4,797               6,359
     Inventory, net                                                         1,073                 952
     Prepaid expenses                                                         665                 396
     Other receivables                                                      2,419               1,497
                                                                            -----               -----
                                   Total current assets                    15,147               9,992

Property and equipment, net                                                 6,357               8,090
Goodwill, net                                                              17,419              18,121
Covenants not to compete, net                                               1,142               1,557
Other assets                                                                  234                  24
                                                                              ---                  --
                                                                         $ 40,299            $ 37,784
                                                                         ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  8,382             $ 5,200
     Customer deposits                                                        378                 441
     Bank loans                                                               600                 ---
     Accrued payroll                                                        1,889               1,643
     Other accrued liabilities                                              1,462               1,014
     Deferred revenues, current portion                                     1,763                 246
     Capital lease obligations, current portion                               261                 289
     Long-term debt, current portion                                        5,820               2,176
                                                                            -----               -----
                                   Total current liabilities               20,555              11,009


Deferred revenues, less current portion                                       854                 ---
Capital lease obligations, less current portion                               201                 181
Long-term debt, less current portion                                          660               1,078

Commitments and contingencies

Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $21,240)      15,701              15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $11,461)      15,661               8,306
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,156,164 issued
          and outstanding (6,098,706 at July 31, 2000)                      9,095              16,470
     Notes receivable from shareholders                                      (168)                (93)
     Accumulated deficit                                                  (22,055)            (14,696)
     Accumulated other comprehensive loss                                    (205)               (172)
                                                                             ----                ----

                                   Total shareholders' equity              18,029              25,516
                                                                           ------              ------

                                                                         $ 40,299            $ 37,784
                                                                         ========            ========


          See accompanying notes to consolidated financial statements.


                                  SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                Years ended July 31,
                                                          2001          2000        1999
                                                          ----          ----        ----
Revenues:
     Product                                            $ 34,997      $ 37,252     $ 29,044
     Service                                               4,539         3,589        3,392
     Other                                                 9,398         3,118        1,323
                                                           -----         -----        -----
Net revenues                                              48,934        43,959       33,759

Costs and expenses:
     Cost of products sold                                 16,391       12,887       10,766
     Clinical expenses                                     19,904       19,494       17,406
     Provision for doubtful accounts                          851        2,691          389
     General and administrative expenses                   13,248        8,778        7,583
     Depreciation and amortization                          3,921        3,109        2,450
                                                            -----        -----        -----
Total costs and expenses                                   54,315       46,959       38,594
                                                           ------       ------       ------
Loss from operations                                       (5,381)      (3,000)      (4,835)

Other income (expense):
      Interest income                                         105          260          261
      Interest expense                                       (357)        (342)        (300)
      Other, net                                              388          (19)         (10)
                                                              ---          ---          ---
Loss before cumulative effect of change in
     accounting principle                                  (5,245)      (3,101)      (4,884)

Cumulative effect of change in accounting principle        (2,114)         ---          ---
                                                           ------       ------       ------
Net loss                                                   (7,359)      (3,101)      (4,884)

Deemed dividends to preferred shareholder                  (7,355)         ---          ---
                                                           ------       ------       ------
Net loss attributable to common shareholders            $ (14,714)    $ (3,101)    $ (4,884)
                                                        =========     ========     ========

Net loss per share of common stock (basic and diluted):

Loss per share before cumulative effect of change
      in accounting principle and deemed dividends to
      preferred shareholder                               $ (0.86)     $ (0.51)     $ (0.80)

Cumulative effect of change in accounting principle         (0.35)         ---          ---

Deemed dividends to preferred shareholder                   (1.20)         ---          ---
                                                          -------       -------     -------
Net loss attributable to common shareholders              $ (2.41)      $ (0.51)    $ (0.80)
                                                          =======       =======     =======

Weighted average shares outstanding                         6,111         6,083       6,090

Pro forma amounts, assuming the
     change in accounting principle was
     applied retroactively:

Net loss attributable to common shareholders            $ (12,600)     $ (3,952)   $ (6,147)

Net loss per common share (basic and diluted)             $ (2.06)      $ (0.65)    $ (1.01)


                        See accompanying notes to consolidated financial statements



                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                     Preferred stock - Series A   Preferred stock - Series B     Common stock
                                                     --------------------------   --------------------------     ------------

                                                       Shares        Amount         Shares      Amount        Shares      Amount
                                                       ------        ------         ------      ------        ------      ------
Balance at July 31, 1998                               2,666,666   $   15,701         --            --     6,079,908    $  14,615

  Net loss                                                  --           --           --            --           --            --
       Foreign currency translation adjustment              --           --           --            --           --            --
 Comprehensive loss                                         --           --           --            --           --            --

  Proceeds from exercise of warrants                        --           --           --            --        39,799          248
  Repurchase of common stock                                --           --           --            --       (10,680)         (90)
  Repayment on shareholder notes                            --           --           --            --           --           --
  Payment of cash in lieu of fractional shares              --           --           --            --            (1)         --
  Stock options granted to non-employees                    --           --           --            --           --           203
                                                       ---------       ------       ------       ------    ---------       ------
Balance at July 31, 1999                               2,666,666       15,701         --            --     6,109,026       14,976
                --- ----                               ---------       ------       ------       ------    ---------       ------

  Net loss                                                  --           --           --            --           --           --
       Foreign currency translation adjustment              --           --           --            --           --           --


  Issuance of Series B convertible preferred stock          --           --       2,500,000       9,860           --          --

 Amendment of terms of common stock warrants
      related to issuance of Series B convertible
      preferred stock                                       --           --           --         (1,554)          --        1,554

  Repurchase of common stock                                --           --           --            --       (10,320)         (86)
  Stock options granted to non-employees                    --           --           --            --           --            26
                                                       ---------       ------     ---------       -----    ---------       ------
Balance at July 31, 2000                               2,666,666       15,701     2,500,000       8,306    6,098,706       16,470
                                                       ---------       ------       ------       ------    ---------       ------

  Net loss                                                  --           --           --            --         --              --
       Foreign currency translation adjustment              --           --           --            --         --              --
       Unrealized loss on securities
        available for sale                                  --           --           --            --         --              --


  Repurchase of common stock                                --           --           --            --       (9,000)          (75)

  Issuance of common stock in connection
     with acquisition                                       --           --           --            --        6,458            16

   Issuance of common stock upon exercise
      of stock options                                      --           --           --            --       60,000            75

 Stock options granted to non-employees                     --           --           --            --          --            (36)

 Deemed dividends to preferred shareholder                  --           --           --          7,355         --         (7,355)
                                                       ---------   ----------     ---------   ---------    ---------       ------
 Balance at July 31, 2001                              2,666,666   $   15,701     2,500,000   $  15,661    6,156,164        9,095
                                                       =========   ==========     =========   =========    =========       ======


                                                        Shareholder                                                      Total
                                                           notes     Accumulated  Accumulated other  Comprehensive     Shareholders'
                                                        receivable     deficit    comprehensive loss   income (loss)     Equity
                                                        ----------     -------    ------------------   -------------     ------

Balance at July 31, 1998                             $      (283)  $    (6,711)         $    (229)                    $   23,093

  Net loss                                                    --        (4,884)                --      $    (4,884)       (4,884)
       Foreign currency translation adjustment                --          --                   55               55            55
                                                                                                        ----------
 Comprehensive loss                                           --          --                   --      $    (4,829)           --
                                                                                                        ==========

  Proceeds from exercise of warrants                          --          --                   --                            248
  Repurchase of common stock                                  --          --                   --                            (90)
  Repayment on shareholder notes                             190          --                   --                            190
  Payment of cash in lieu of fractional shares                --          --                   --                             --
  Stock options granted to non-employees                      --          --                   --                            203
                                                           -----       -------               ----                         -------
Balance at July 31, 1999                                     (93)      (11,595)              (174)                        18,815
                                                           -----       -------               ----                         -------
  Net loss                                                    --        (3,101)                --      $    (3,101)       (3,101)
       Foreign currency translation adjustment                --            --                  2                2             2
                                                                                                        ----------
                                                                                                       $    (3,099)
                                                                                                        ==========

  Issuance of Series B convertible preferred stock            --            --                 --                          9,860

 Amendment of terms of common stock warrants
      related to issuance of Series B convertible
      preferred stock                                         --            --                 --                             --

  Repurchase of common stock                                  --            --                 --                            (86)
  Stock options granted to non-employees                      --            --                 --                             26
                                                           -----       -------               ----                         -------
Balance at July 31, 2000                                     (93)      (14,696)              (172)                        25,516
                                                           -----       -------               ----                         -------

  Net loss                                                    --        (7,359)                        $    (7,359)       (7,359)
       Foreign currency translation adjustment                --            --                (24)             (24)          (24)
        Unrealized loss on securities
        available for sale                                    --            --                 (9)              (9)           (9)
                                                                                                        ----------
                                                                                                       $    (7,392)
                                                                                                        ==========

  Repurchase of common stock                                  --            --                 --                            (75)

  Issuance of common stock in connection
     with acquisition                                         --            --                 --                             16

   Issuance of common stock upon exercise
      of stock options                                       (75)           --                 --                             --

 Stock options granted to non-employees                       --            --                 --                            (36)

 Deemed dividends to preferred shareholder                    --            --                 --                             --
                                                        --------    ----------        -----------                       --------
 Balance at July 31, 2001                               $   (168)   $  (22,055)       $      (205)                      $ 18,029
                                                        ========    ==========        ===========                       ========



                                  SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Years ended July 31,
                                                                              2001          2000       1999
                                                                              ----          ----       ----

Cash flows from operating activities:
     Net loss                                                              $ (7,359)     $ (3,101)   $ (4,884)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Impairment of goodwill                                                 55           ---         ---
          Provision for doubtful accounts                                       851         2,691         389
          Provision for slow-moving inventory                                    78           ---         ---
          Depreciation and amortization                                       3,921         3,109       2,450
          Compensation cost for options granted to non-employees                 10            26         203
          Deferred revenue                                                      157           420         ---
          Cumulative effect of change in accounting principle                 2,114           ---         ---
          Changes in operating assets and liabilities:
               Accounts receivable                                              722        (4,971)       (554)
               Other receivables                                               (894)       (1,141)        172
               Inventory                                                       (202)         (447)        560
               Prepaid expenses                                                (267)          (56)        (59)
               Accounts payable                                               3,189         1,431         557
               Customer deposits                                                (63)         (130)         50
               Accrued payroll                                                  248           246         113
               Other accrued liabilities                                        445          (128)     (1,278)
                                                                              -----        ------      ------
                    Net cash provided by (used in) operating activities       3,005        (2,051)     (2,281)
                                                                              -----        ------      ------

Cash flows from investing activities:
     Investment in restricted acquisition funds                              (4,885)          ---         ---
     Sale of short-term investments                                             ---           ---       6,408
     Purchase of property and equipment                                        (568)       (3,305)     (3,368)
     Additional costs related to acquisitions                                  (211)          ---        (188)
     Deferred acquisition costs and other, net                                  ---            37          88
     Net cash paid for business acquisitions                                   (177)         (438)     (2,062)
                                                                             ------        ------      ------
               Net cash provided by (used in) investing activities           (5,841)       (3,706)        878
                                                                             ------        ------      ------

Cash flows from financing activities:
    Advances of long-term debt and capital lease obligations                  5,287             1         330
    Repayments of long-term debt and capital lease obligations               (2,372)       (3,237)     (1,956)
    Deferred financing costs, net                                               (10)          ---           3
    Advances of bank loans and short-term notes payable                         600           ---         500
    Repayments of bank loans and short-term notes payable                       ---          (500)        (46)
    Repayments from (advances to) shareholders                                  (75)          ---         190
    Issuance of common stock, net of costs                                       29           ---         248
    Issuance of preferred stock, net of costs                                   ---         9,860         ---
    Repurchase of common stock                                                  (75)          (86)        (90)
                                                                                ---           ---         ---
               Net cash provided by (used in) financing activities            3,384         6,038        (821)
                                                                              -----         -----       -----

Net increase (decrease) in cash and cash equivalents                            548           281      (2,224)
Effect on cash and cash equivalents of changes in foreign translation rate      (19)            9           2
Cash and cash equivalents, beginning of period                                  788           498       2,720
                                                                            -------         -----       -----
Cash and cash equivalents, end of period                                    $ 1,317         $ 788       $ 498
                                                                            =======         =====       =====
Supplemental disclosures:
     Interest paid during the period                                          $ 352         $ 353       $ 218
     Non-cash investing and financing activities:
       Issuance and assumption of long-term debt in acquisitions                393           573       2,611
       Issuance of common stock on exercise of options
       through shareholder loan                                                  75           ---         ---
       Issuance of common stock upon conversion of convertible note             ---           ---         650
       Issuance of common stock in acquisitions                                  16           ---         ---
       Deemed dividends to preferred shareholder                              7,355           ---         ---
       Acquisition of clinical and computer equipment with capital
       lease obligations                                                        282           566         ---
       Notes receivable created from business sale                              218           ---         ---

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Company

      Sonus Corp., a Yukon Territory, Canada corporation (the "Company"), through its primary operating subsidiaries, Sonus-Canada Ltd., a British Columbia, Canada corporation, Sonus-USA, Inc., a Washington corporation, Sonus-Texas, Inc., an Oregon corporation, and Sonus Acquisition Corp., an Oregon corporation, owns and operates 104 hearing care centers in the United States and Western Canada. The centers are located in the states of Arizona, California, Illinois, Michigan, Missouri, New Mexico, Oregon, Texas, and Washington, and in the Canadian provinces of British Columbia and Alberta. Each of the Company's hearing care centers provides its hearing impaired customers with a full range of audiological products and services. The Company also operates a network licensing program, The Sonus Network, with over 900 current locations. Licensees are entitled to use the Sonus name and receive other benefits such as practice management advice and training, group buying discounts, and marketing services. The Company, through its subsidiary Hear PO Corp., a New Mexico corporation, obtains contracts to provide hearing care benefits to managed care groups and corporate health care organizations through its approximately 1,400 affiliated hearing centers and sells Hear PO brand private label hearing instruments.

   Principles of Consolidation

      The consolidated financial statements include the Company's wholly owned subsidiaries. All significant inter-company accounts have been eliminated.

   Revenue Recognition

      The Company recognizes revenue from the sale of hearing instrument products, diagnostic hearing services, and other sources as follows:

Products: Revenue from the sale of hearing instrument products is recognized at the time of delivery of the hearing instrument product and acceptance by the patient. Amounts received in advance of the delivery of the products are recorded as customer deposits.

Services: Revenue from diagnostic hearing care services is recognized at the date the service is performed. Under certain product sales the patients receive the right to future hearing care and diagnostic services and free batteries. The Company defers revenue related to these obligations based on their fair value and recognizes such revenue over one to three years, the period the obligations are discharged. Any discount associated with the bundled product and service arrangements is allocated to products.

The Company acts as a third party administrator and submits claims on behalf of service providers to the insurance carriers. Revenue from administering providers' claims is recognized when claims are received from the insurance carrier and repaid to the providers.

Other: Revenue related to revenue sharing arrangements with respect to supplier sales to members of The Sonus Network is recognized when earned. Hearing instruments sold by the Company are covered by manufacturers' warranties. In addition, the Company sells extended manufacturer warranties on the hearing instruments to patients. Extended warranty revenue is deferred and recognized over the one-year term of the warranties.

   The Company estimates the necessary contractual allowances in the period hearing instrument products are sold and diagnostic hearing services are provided to reduce gross product and service revenue to the estimated net realizable amounts due from patients, commercial insurance carriers, and government agencies. Gross product revenue is also reduced by a provision for estimated sales returns at the time of sale as customers may return hearing instrument products to the Company and obtain a full refund up to 60 days (75 days for certain models) after the date of purchase. In general, the Company can return hearing instruments returned by customers within the return period allowed by the Company to the manufacturer for a full refund. Due to the use of estimates in establishing contractual allowances and the sales returns reserve there is at least a reasonable possibility that the recorded estimates for contractual allowances and the sales returns reserve will change by a material amount in the near future. The contractual allowances and sales returns reserve are adjusted in future periods, as final settlements with third parties are determined.

      During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting retroactively to August 1, 2000. Based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company concluded that when a sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue on the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Revenue of $1,313,000 included in the cumulative effect was recognized as revenue in the year ended July 31, 2001. For the year ended July 31, 2001, the increase to net loss before the cumulative effect of the change in accounting principle as a result of the adoption of SAB 101 was
$6,000.   The  pro  forma  amounts  shown  on  the  consolidated  statements  of operations are presented as if the new revenue recognition policy had been applied retroactively for all periods presented.

   Income Taxes

      The Company accounts for income taxes under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method in determining income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

   Cash and Cash Equivalents and Restricted Cash

      Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less. At July 31, 2001, the use of $3,870,000 of cash and cash equivalents was restricted to acquisition of hearing care practices under the terms of a credit agreement. See Note 7, Lines of Credit. The Company had no restricted cash and cash equivalents at July 31, 2000.

   Restricted Securities Available for Sale

      Securities available for sale are stated at fair value. Unrealized holding gains and losses are reflected as a net amount in accumulated other comprehensive loss until realized. At July 31, 2001, unrealized holding losses of the Company's available-for-sale securities were $9,000. At July 31, 2000, the Company had no short-term investments. Gross realized gains and losses on sales of available-for-sale securities for the years ended July 31, 2001, 2000, and 1999 were nominal. Realized gains and losses are computed by determining cost on a specific identification basis. At July 31, 2001, the Company's restricted securities available-for-sale consisted of a commercial medium term note in the amount of $1,006,000 with a contractual maturity date of October 2001, the use of which was restricted to the acquisition of hearing care practices under the terms of a credit agreement. See Note 7, Lines of Credit.

      Gross proceeds from sales and maturities of available-for-sale investments during the years ended July 31, 2001, 2000, and 1999 were $0, $11,001,000, and $6,408,000, respectively.

   Accounts Receivable

      The Company establishes the allowance for doubtful accounts based on historical collections of accounts receivable and other factors. During the year ended July 31, 2000, the Company increased the allowance for doubtful accounts by $2,300,000 through a charge to income. The increase was considered necessary based on management's review and assessment of the underlying detail supporting receivables, information system issues, discontinuance of the normal billing and collections process to meet a financing obligation instead of focusing on collecting receivables, and changes in the estimated collectibility of the receivables at July 31, 2000.

   Inventory

      Inventory primarily consists of hearing instruments, hearing instrument batteries, and assistive listening devices and is stated at the lower of cost (first in, first out) or net realizable value. Inventory at July 31, 2001, is recorded net of a $78,000 reserve for slow-moving inventory. There was no such reserve at July 31, 2000.

   Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over the following useful lives:

           Professional equipment                           Seven years
           Office equipment                                 Five years
           Computer equipment and software                  Five years

      Property and equipment purchased under capitalized leases and leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives and such amortization is included with depreciation expense. Depreciation expense was $2,429,000, $1,723,000, and $1,255,000 for the years ended July 31, 2001, 2000, and 1999, respectively.

   Advertising Expense

      The Company defers its advertising costs until the advertisement is actually released or the advertised event occurs, at which time the full expense is recognized. Deferred advertising costs were $251,000 and $60,000 at July 31, 2001 and 2000, respectively. Advertising expense was $5,708,000, $4,004,000, and $3,632,000 for the years ended July 31, 2001, 2000, and 1999, respectively.

   Goodwill and Covenants Not to Compete

      The unallocated purchase costs in excess of the fair value of net assets acquired (goodwill) is amortized on the straight-line basis over 20 years. Goodwill as of July 31 was as follows (in thousands):

                                                 2001      2000
                                                 ----      ----

            Goodwill                         $  21,336  $ 20,970
            Less:  Accumulated amortization     (3,917)   (2,849)
                                                ------    ------
                                             $  17,419  $ 18,121
                                             =========  ========


      Costs allocated to non-compete agreements, based principally on underlying contract terms, are amortized on the straight-line basis over the period benefited of three to nine years. Covenants not to compete as of July 31 were as follows:

                                                 2001      2000
                                                 ----      ----

            Covenants not to compete         $  2,274   $  2,311
            Less:  Accumulated amortization    (1,132)      (754)
                                                -----      -----
                                             $  1,142   $  1,557
                                                =====      =====

      Amortization for goodwill and covenants not to compete charged to operations was $1,492,000, $1,386,000, and $1,195,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

   Impairment of Long-Lived Assets

      The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the carrying amount of the long-lived asset over its remaining life can be recovered through undiscounted projected future cash flows. If this review indicates that long-lived assets will not be recoverable, the carrying amount of the long-lived assets is reduced by the estimated shortfall of cashflows. The evaluation necessarily involves significant management judgment.

   Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the dilutive effect of common stock equivalents, if any. Other common stock equivalents, including convertible preferred stock and notes payable, stock options, and warrants, are excluded from the computation as their effect is anti-dilutive. The following common share equivalents, as of the end of each year presented, have been excluded from the computation of diluted net loss per share for the years ended July 31, 2001, 2000, and 1999 because the effect would have been anti-dilutive:

                                                       Years Ended July 31,
                                                       --------------------
                                                      2001     2000     1999
                                                      ----     ----     ----
                                                          (in thousands)
Shares   issuable   under   stock   options  and
warrants.....................                         5,706     4,574   4,108
Shares  issuable upon  conversion of convertible
notes payable......                                     ---       ---     143
Shares of convertible  preferred  stock on an as
converted basis......                                 6,617     5,167   2,667

   Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustment, and unrealized loss on securities available for sale and is presented in the consolidated statement of shareholders' equity.

   Stock Based Compensation

      As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", which prescribes an intrinsic value based method of accounting for stock plans covering employees and to provide the pro forma disclosures of the effects of SFAS No. 123 on net income (loss) and net income (loss) per share.

   Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, securities available for sale, and trade and other receivables. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation insurance limits. Short-term investments are maintained in highly liquid investments with short contractual terms to mitigate credit and market losses. The Company's trade accounts receivable are derived from numerous private payors, insurance carriers, managed care organizations, and government agencies. Concentration of credit risk relating to trade accounts receivable is limited due to the diversity and number of customers and payors. Other receivables represent credits due from supply vendors. Management believes the risk of loss related to vendor receivables is limited due to the financial viability of the vendors. The Company typically requires customers to provide a deposit for a portion of the hearing instrument purchase price at the date of sale.

   Fair Value of Financial Instruments

      The carrying value of financial instruments such as cash and cash equivalents, restricted cash and cash equivalents, accounts and other receivables, accounts payable, and bank loans approximate their fair value because of the short-term nature of these instruments. The fair values of securities available for sale are based on quoted market prices. The carrying amounts of the Company's long-term debt and capital lease obligations approximates fair value because the interest rates approximate the rates that management believes are currently available to the Company.

   Accounting Pronouncements

      In June 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued by the FASB. Under SFAS No. 141, only the purchase method of accounting is permitted for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after

June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning August 1, 2002. The Company is currently assessing the financial impact that SFAS No. 141 and SFAS No. 142 will have on its consolidated financial statements. With respect to the adoption of SFAS No. 142, the Company will no longer amortize its recorded goodwill. In addition, a goodwill impairment charge may be required under SFAS No. 142's new impairment guidance. Any such impairment charge may impact the Company's compliance with its various debt covenants.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 also supersedes the provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The provisions of SFAS No. 144 are to be applied prospectively and will be effective for the Company beginning August 1, 2002. The Company is currently assessing the financial impact that SFAS No. 144 will have on its consolidated financial statements.

   Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.

   Reclassifications

      Certain amounts have been reclassified for the years ended July 31, 2000 and 1999 to conform to the presentation used for the year ended July 31, 2001.

NOTE 2.  OPERATIONAL MATTERS

      The Company's business has grown significantly over the past three years. Concurrent with that growth, the Company has also experienced significant problems with its information systems which, to a large extent, have resulted in material bad debt expense or revenue adjustments that have contributed to losses of $5,245,000 (before the cumulative effect of a change in accounting principle) and $3,101,000 for the years ended July 31, 2001 and 2000, respectively. At July 31, 2001, the Company has an accumulated deficit of $22,055,000. In addition, at July 31, 2001, the Company was in violation of certain covenants under its line of credit agreements and has certain commitments and contingencies that may adversely impact its cash flow and operating results if settled unfavorably to the Company. See Note 7, Lines of Credit and Note 12, Commitments and Contingencies.

      During the year ended July 31, 2001, the Company implemented a number of operational initiatives designed to improve profitability and cash flow, including hiring new senior management, increasing the number of reimbursement employees, limiting expansion of Company-owned hearing care centers, rapidly expanding The Sonus Network, and executing a new hearing instrument supply contract and financing arrangement with a key product supplier. The Company's management continues to focus on improving the Company's cash position through collection of accounts receivable, enhancing information systems, and improving operating profits at hearing centers.

      The Company's  ability to generate net
cash from operations will depend heavily on its ability to collect existing accounts receivable in a timely manner. Notwithstanding this, the Company believes that its cash and short-term investments and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through August 1, 2002. The Company also believes that it can reduce expenditures or obtain support from its major shareholder to improve short-term cash flow. If necessary, the Company may seek additional funding to support the Company's operating strategy. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. However, no assurance can be given that the Company will be successful in achieving continued positive cash flow from operations or that it will favorably settle its commitments and contingencies.

NOTE 3.  ACQUISITIONS

      During the fiscal year ended July 31, 2001, the Company acquired eight hearing care centers in eight separate transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the goodwill is being amortized on a straight-line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $177,000, promissory notes issued by the Company of $393,000 generally payable over three years, $16,000 in common stock (6,458 shares), and $12,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $141,000 in property and equipment, $15,000 in other assets, $402,000 in goodwill, and $40,000 for covenants not to compete.

      During the year ended July 31, 2000, the Company acquired 16 hearing care centers in 10 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the goodwill is being amortized on a straight-line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $438,000, promissory notes issued by the Company of $521,000 generally payable over three years, and $85,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $6,000 in inventory, $157,000 in property and equipment, $10,000 in other assets, $795,000 in goodwill, which included costs related to acquisitions, and $85,000 for covenants not to compete.

      During the fiscal year ended July 31, 1999, the Company acquired 31 hearing care centers in 17 transactions. Each transaction was accounted for as a purchase. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the goodwill is being amortized on a straight line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date. The aggregate purchase price for the acquisitions consisted of cash payments of $1,704,000, promissory notes issued by the Company of $1,749,000 generally payable over three years, and $900,000 in assumed liabilities. As a result of the acquisitions, the Company recorded approximately $95,000 in accounts receivable, $90,000 in inventory, $457,000 in property and equipment, $20,000 in other assets, and $3,700,000 in goodwill, which included costs related to acquisitions. In addition to the purchase price for the acquisitions, the Company also recorded $299,000 for covenants not to compete, of which $79,000 was paid in cash at the time of closing, with the balance payable over three years.

      The following unaudited pro forma financial information reflects the historical operations of the Company and the hearing care centers acquired by the Company during the fiscal years ended July 31, 2001 and 2000 (the "Acquisitions") as if the acquisitions occured at the beginning of each period. Such financial information has been prepared for comparative purposes only and is not necessarily indicative of the Company's combined financial position or the results of operations that actually would have occurred if the Acquisitions had been consummated on August 1, 1999. In addition, such information is not intended to be a projection of results of operations that may be obtained by the Company in the future.

                                             YEAR ENDED JULY 31,
                                             -------------------
                                                 (Unaudited)
          (in thousands,
         except per share amounts)             2001       2000
                                               ----       ----
         Net revenues                        $50,274    $50,040
         Loss before  cumulative  effect of
          change in accounting principle      (5,014)    (2,451)
         Net loss                             (7,128)    (2,451)
         Net loss  attributable  to common
          shareholders                       (14,483)    (2,451)

         Per   share   data   (basic   and
          diluted):
         Loss before  cumulative effect of
          change in accounting principle     (0.82)      (0.40)
         Net loss                            (1.17)      (0.40)
         Net loss  attributable  to common
          shareholders                       (2.37)      (0.40)


NOTE 4.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of July 31 (in thousands):

                                           2001         2000
                                           ----         ----

             Professional equipment....  $2,816        $2,695
             Office equipment..........   1,200         1,155
             Leasehold improvements....   1,623         1,599
             Computer equipment and
              software.................   7,317         6,941
                                         ------        ------
                                         12,956        12,390
             Less accumulated
              depreciation and
              amortization.............  (6,599)       (4,300)
                                         ------        ------
                                         $6,357        $8,090
                                         ======        ======

NOTE 5.  CAPITAL LEASES

      The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 2001 (in thousands):

  2002...................................................... $301
  2003......................................................   63
  2004......................................................   60
  2005......................................................   58
  2006......................................................   57
                                                             ----
Total minimum lease payments                                  539
     Less:  amount representing interest....................  (77)
                                                             ----
     Present value of minimum lease payments................  462
     Less current portion................................... (261)
                                                             ----
                                                             $201
                                                             ====

Total assets under capitalized leases at July 31, 2001 and 2000, which consisted primarily of professional and computer equipment, were $818,000 and $1,035,000. Accumulated depreciation on the leased assets as of July 31, 2001 and 2000 was approximately $316,000 and $573,000, respectively.

NOTE 6.  LONG-TERM DEBT

      Long-term debt consists of the following as of July 31 (in thousands):

                                                               2001        2000
                                                               ----        ----

      Acquisition line of credit from a supplier
       with an interest rate of 6% due 2008, secured by
       certain assets.  See Note 7, Lines of Credit          $5,000      $  ---

      Installment notes incurred in connection with
       acquisitions payable in monthly installments
       through 2003 with a weighted average interest
       rate of 7.0%, partially secured by purchased assets      129         292

      Installment notes incurred in connection with
       acquisitions payable in quarterly installments
       through 2004 with a weighted average interest rate
       of 6.8%, partially secured by purchased assets            90         249

      Installment notes incurred in connection with
       acquisitions payable in annual installments through
       2005 with a weighted average interest rate of 6.5%,
       partially secured by purchased assets                  1,115       1,733

      Non-interest bearing installment obligations for
       covenants not to compete through 2003 (net of
       discount of $10), partially secured by assets
       purchased in related acquisitions                         51         350

      Equipment loans from suppliers with interest rates
       from 7.8% to 18% per annum through 2003, secured
       by equipment                                              95         299

      Working capital loan from a supplier repaid in 2001       ---         331
                                                               ----       -----
                                                              6,480       3,254
       Less current portion                                  (5,820)     (2,176)
                                                               ----       -----
                                                            $   660     $ 1,078
                                                            =======     =======


Annual maturities of long-term debt are as follows (in thousands): 2002 - $5,820; 2003 - $467; 2004 - $108; 2005 - $51; 2006 - $34.

NOTE 7.  LINES OF CREDIT

      In July 2000, Sonus-USA, Inc. and Sonus-Texas, Inc. entered into a $2,000,000 revolving line of credit agreement with a commercial bank. The line of credit matures on December 3, 2001, and bears interest at the bank's prime rate plus 0.5%, or 7.25% at July 31, 2001. The amount available for borrowing under the line of credit was $1,400,000. The line of credit is secured by all accounts receivable, inventory, chattel paper and general intangibles of Sonus-USA, Inc. and Sonus-Texas, Inc. The line of credit requires the Company to comply with certain financial and non-financial covenants. At July 31, 2001, the Company was in violation of certain financial covenants under the line of credit relating to its net worth, current ratio, and earnings before interest, taxes, depreciation, and amortization. As a result, the unpaid balance of $600,000 was immediately due and payable. However, the bank has waived compliance with such covenants and has agreed to allow the Company to repay the outstanding balance after maturity by making an initial payment of $150,000 on December 3, 2001, and subsequent monthly payments of $100,000 until the amount owing has been paid in full.

      On May 31, 2001, Sonus-USA, Inc. entered into a credit agreement (the "Credit Agreement") with an affiliate of one of the Company's major hearing instrument suppliers. The Credit Agreement, which has a term of seven years, provides for borrowings up to $20,000,000 for the purpose of acquiring hearing care practices. Borrowings bear interest at 6% and may be made until May 31, 2006. No repayment of principal is required during the first two years of the Credit Agreement ending May 31, 2003, after which repayments of principal equal to 20% of the unpaid principal amount existing as of the immediately preceding May 31 are due during each year ending May 31, 2004, 2005, 2006, 2007, and 2008, when the remaining balance is due in full. As of July 31, 2001, amounts outstanding and available under the Credit Agreement were $5,000,000 and $15,000,000, respectively. Sonus-USA, Inc. has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. The line of credit requires the Company to comply with certain financial and non-financial covenants. At July 31, 2001, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement. As a result, the entire $5,000,000 balance was immediately payable and is classified as short-term at July 31, 2001. The Credit Agreement was amended on November 19, 2001, to bring the Company into compliance with such covenants. However, there can be no assurance that the Company will meet the covenants of the Credit Agreement in the future. See Note 12, Commitments and Contingencies.

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

      Dividends. Each Series A Share is entitled to receive, when, as and if declared by the board of directors of the Company out of the Company's assets legally available for payment, cumulative dividends from the date of original issuance, payable annually at a rate of 5% per annum on a base amount of $6.75 per share (the "Base Amount"). As of July 31, 2001, cumulative undeclared dividends amounted to $3,240,000. All accrued and unpaid dividends will be forfeited upon the conversion of the Series A Shares. The dividend rate is subject to increase on specified dates in the event that certain conditions (the "Triggering Conditions") have not been met. The Triggering Conditions are as follows:

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

      Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company and subject to the rights of holders of any securities of the Company ranking senior to the Series A Shares upon liquidation, the holders of Series A Shares will be entitled to receive, out of the assets of the Company available for distribution to shareholders, before any distribution of assets is made to holders of Common Shares or any other securities ranking junior to the Series A Shares upon liquidation, a liquidating distribution in an amount equal to the greater of (i) $6.75 per share plus any accrued and unpaid dividends or (ii) the amount that would have been distributable to such holders if they had converted their Series A Shares into Common Shares immediately prior to such dissolution, liquidation, or winding up, plus any accrued and unpaid dividends. The sale, conveyance, mortgage, pledge or lease of all or substantially all the assets of the Company will be deemed to be a liquidation of the Company for purposes of the liquidation rights of the holders of Series A Shares. After payment of the full amount of the liquidating distribution to which they are entitled, the holders of Series A Shares will have no right to any of the remaining assets of the Company.

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

   Series B Convertible Preferred Shares

      The Company has 2,500,000 Series B Convertible Preferred Shares (the "Series B Shares") outstanding. The following summarizes certain terms of the Series B Shares:

      Voting Rights. Each Series B Share is entitled to the number of votes equal to the number of Common Shares into which such Series B Share shall be convertible from time to time (1.5800854 Common Shares at July 31, 2001) in the election of directors and any other matters presented to the shareholders of the Company for action or consideration.

      Dividends. Cash dividends will accrue on the Series B Shares at an annual rate of 8% of the conversion price then in effect until November 1, 2004, increasing in steps thereafter to 18% beginning November 1, 2006, provided that the Company has met specified quarterly earnings targets. If the Company has not met the earnings targets by July 31, 2002, dividends will not accrue or be payable on the Series B Shares. As of July 31, 2001, cumulative undeclared dividends amounted to $1,461,000. Upon conversion of the Series B Shares, any accumulated dividends will be forfeited.

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

      Conversion Rights. Until October 31, 2000, the Series B Shares were convertible at the option of the holder on a one-for-one basis into 2,500,000 Common Shares. After October 31, 2000, the conversion rate is required to be adjusted upward each fiscal quarter until the Company attains specified quarterly earnings targets. The amount of such quarterly adjustments is based on a factor of 2% of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5% beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive fiscal quarters, no further adjustments in the conversion rate will be made. The conversion rate is also subject to adjustment for stock dividends, stock splits, recapitalizations, and other similar events. The Series B Shares are subject to mandatory conversion at the option of the Company if certain share price and earnings targets are met. In addition, if the Company failed to collect certain receivables by July 31, 2000, as required by the terms of the Series B Shares, the conversion rate was subject to adjustment.

      The Emerging Issues Task Force ("EITF") of the FASB in its consensus EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), provided guidance regarding the accounting for the issuance of convertible securities with non-detachable conversion options and contingent conversion features. EITF 98-5 is applicable for all transactions issued after May 20, 1999. In its consensus the EITF specified that no contingent beneficial conversion feature was to be recognized in earnings until the contingency is resolved. During the year ended July 31, 2000, the Company failed to collect certain receivables as required by the terms of the Series B Shares. In addition, as of and subsequent to October 31, 2000, the Company did not the meet specified quarterly earnings targets. Because the Company did not meet these commitments, the conversion rate was adjusted such that as of July 31, 2001, the Series B Shares were convertible into 3,950,214 Common Shares. Management discovered that the Company did not appropriately apply the provisions of EITF 98-5 to record beneficial conversions as the receivable collection and earnings target contingencies were resolved during the year ended July 31, 2001. Accordingly, the Company recorded a deemed dividend to the holder of the Series B Shares in the amount of $5,801,000 in the fourth quarter of fiscal 2001. This amount increased the net loss applicable to common shareholders (both basic and diluted) by $0.95 per share.

   Share Purchase Warrants

      In October 1999, in connection with the sale of the Series B Shares, the Company modified the terms of warrants to purchase 2,000,000 Common Shares that had been issued in connection with the Series A Shares. The modification reduced the exercise price of the warrants from $12 per share to $6.75 per share and extended the term of the warrants to October 1, 2004. The Company may force the exercise of the warrants upon satisfaction of all the

Triggering Conditions, except that the Company's net income before income taxes, dividends on the Series A Shares and Series B Shares, and amortization of goodwill and covenants not to compete for the three consecutive fiscal quarters preceding the applicable date shall have averaged at least $0.35 instead of $0.22 per fully diluted Common Share per fiscal quarter.

      In November 2000, the EITF reached a consensus in EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which clarified certain matters regarding the application of EITF 98-5. Companies are required to adopt EITF 00-27 prospectively to securities issued after November 16, 2000. However, the SEC concluded that the consensus reached by the EITF in EITF 00-27, Issue 1 of Part II, must be applied to all transactions subject to EITF 98-5, including those transactions occurring before November 16, 2000. The effect, if any, of the initial application of the consensus on Issue 1 of Part II to all prior transactions subject to Issue 98-5 is to be recognized in the registrant's fiscal year quarter in which the consensus was reached in a manner similar to the cumulative effect of a change in accounting principle. The Company did not adopt EITF 00-27 in the second quarter of the year ended July 31, 2001, even though the Series B Shares transaction was subject to EITF 98-5. However, during the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting for convertible securities to adopt the provisions of EITF 00-27. Upon adoption management concluded that a portion of the proceeds of the Series B Shares should have been allocated to the warrants upon modification based on their relative fair value to the Series B Shares. At the original date of the modification of the warrants the Company did not allocate any of the proceeds of the Series B Shares to the warrants. Management determined that $1,554,000 of the Series B Shares proceeds should be allocated to the warrants using Black-Scholes computations. The Company has recorded the effect of the reallocation of the proceeds from the Series B Shares to the warrants through a recassification of the $1,554,000 between the Series B Shares and Common Shares in the consolidated statement of shareholders' equity for the year ended July 31, 2000. The cumulative effect of the change in accounting of $1,554,000 has been reflected as a deemed dividend to the holder of the Series B Shares in the consolidated statement of operations for the year ended July 31, 2001. This effect increased the net loss applicable to common shareholder (both basic and diluted) by $0.25 per share.

   Stock Option Plans

      The Company has two stock option plans, the Stock Option Plan ("1993 Plan") and the Second Amended and Restated Stock Award Plan ("1996 Plan"). At July 31, 2001, the 1996 Plan provided for the grant to officers, directors, employees, and consultants of incentive and non-qualified options to purchase up to 3,500,000 Common Shares. The 1996 Plan was amended in August 2001 and October 2001 to increase the number of Common Shares for which options may be granted to 4,000,000 and 4,500,000, respectively. There are options to purchase 120,000 Common Shares outstanding under the 1993 Plan; no further options will be granted under the 1993 Plan. The exercise price of options granted under the 1996 Plan may not be less than 75% of the fair market value of the Company's Common Shares at the date of grant (100% for tax-qualified incentive stock options). Options become exercisable at the date of grant or in equal annual installments over a period of one to four years from the date of grant. The options generally expire either five or ten years after the date of grant. In addition to the options granted under the 1993 Plan and the 1996 Plan, an additional 80,000 options were granted during the years ended July 31, 1999 and 1998 to consultants in connection with capital raising and other activities.

      The 1996 Plan also provides for the grant of stock appreciation rights, restricted units, performance awards and other stock-based awards. The Company had no such awards or rights outstanding at July 31, 2001, 2000 or 1999.

      The activity during the years ended July 31, 2001, 2000 and 1999 was as follows:

                                                   2001                   2000                   1999
                                                   ----                   ----                   ----

                                                       WEIGHTED               WEIGHTED                   WEIGHTED
                                                       AVERAGE                AVERAGE                    AVERAGE
                                                       EXERCISE               EXERCISE                   EXERCISE
                                       OPTIONS          PRICE       OPTIONS    PRICE       OPTIONS        PRICE
                                       -------          -----       -------    -----       -------        -----

Outstanding - beginning of year      2,574,000          $6.17      2,108,000    $6.73     1,640,000      $7.48

   Granted                           1,413,000           2.52        853,000     5.20       655,000       5.56
   Exercised                           (60,000)          1.28             --       --            --         --
   Canceled                           (221,000)          6.89       (387,000)    7.09      (187,000)      8.70
                                     ---------                     ---------              ---------
Outstanding - end of year            3,706,000           4.82      2,574,000     6.17     2,108,000       6.73
                                     =========                     =========              =========

Exercisable at end of year           1,646,633          $6.05      1,240,953    $6.41       808,441      $6.53
                                     =========                     =========                =======

Weighted-average fair value of
   options granted during the year                      $2.28                   $3.42                    $4.26
                                                        =====                   =====                    =====

      The following table summarizes information about stock options outstanding at July 31, 2001:

                                                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                          ----------------------------------------------------------------   -------------------------------------
                                                      WEIGHTED-
                           NUMBER OUTSTANDING          AVERAGE              WEIGHTED-         NUMBER EXERCISABLE          WEIGHTED
                                                      REMAINING              AVERAGE                                       AVERAGE
       RANGE OF                  AS OF            CONTRACTUAL LIFE          EXERCISE                 AS OF                EXERCISE
   EXERCISE PRICES           JULY 31, 2001                                    PRICE              JULY 31, 2001              PRICE
-----------------------   ---------------------  --------------------   ------------------   ----------------------   ------------
         $2.01-- $3.50               1,355,000          9.85                         2.37                  170,000       2.35
         3.51 --  5.00                 475,000          8.44                         4.16                  238,213       4.16
         5.01 --  6.50               1,028,000          6.08                         5.94                  562,670       6.00
         6.51 --  8.00                 636,600          5.64                         6.94                  517,200       6.97
         8.01 --  9.50                  56,000          4.18                         8.24                   42,000       8.24
         9.51 -- 12.00                 155,400          6.51                        10.68                  116,550      10.68
-----------------------   ---------------------                                              ----------------------

        $2.00-- $12.00               3,706,000          7.67                        $4.81                1,646,633     $ 6.05
                          =====================                                              ======================

   Stock options available for future grant totaled 0 and 251,000 at July 31, 2001, and 2000, respectively.

      No compensation cost has been recognized for the Company's stock option grants to employees under APB No. 25 because the underlying value of common stock on the date of grant has equaled or exceeded the exercise price of the options. Total compensation cost recognized in the statements of operations for options granted to non-employees under SFAS No. 123 during the years ended July 31, 2001, 2000, and 1999, was $10,000, $26,000, and $203,000, respectively. Pro forma information regarding net income (loss) and net income (loss) per share is required under SFAS No. 123 and has been determined as if the Company had accounted for all its stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income (loss) or net income (loss) per share for future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants during the years ended July 31, 2001, 2000, and 1999: risk-free interest rates of 5.44%, 6.04% and 5.92%, respectively; an expected option life of 9.83 years, 9.59 years and 9.60 years, respectively; expected volatility of 122%, 106% and 90%, respectively; and dividend yield of zero.

      The Black-Scholes method is one of many models used to calculate the fair value of options that are freely tradable, fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

      Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows for the years ended July 31, 2001, 2000, and 1999:

                                                2001      2000      1999
                                                ----      ----      ----
                                       (in  thousands,   except  per share data)

       Net loss attributable to common shareholders:
          As reported........................$(14,714) $(3,101)  $(4,884)
          Pro forma..........................$(17,514) $(5,897)  $(6,176)
       Net loss per share (basic and diluted):
          As reported........................$(2.41)    $(0.51)   $(0.80)
          Pro forma..........................$(2.87)    $(0.97)   $(1.01)

      Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma net income (loss) for future years because options vest over several years, additional options may be granted each year, and assumptions can change.

   Common Shares Reserved

   Common Shares reserved for future issuance at July 31, 2001, are as follows (in thousands):

      Series A convertible preferred shares             2,667
      Series B convertible preferred shares             3,950
      Common share warrants                             2,000
      Stock option plans                                3,706
                                                      -------
                                                       12,323
                                                      =======

   Retained Earnings

      For as long as the Company's majority shareholder owns at least 666,666 Series A Shares or Series B Shares or Common Shares into which such preferred shares are convertible, the Company may not without such holder's consent, pay any dividend or distribution on its Common Shares. In addition, under its line of credit with a commercial bank, the Company is required to maintain a net worth of $24,700,000. The Company is restricted in its ability to pay dividends based on this net worth requirement and available cash. See Note 7, Lines of Credit.

NOTE 9. INCOME TAXES

Sonus Corp. and its Canadian subsidiary file separate corporate income tax returns on a stand-alone basis in Canada. Sonus-USA, Inc. and its subsidiaries file corporate income tax returns in the United States. There is no provision for income taxes for the years ended July 31, 2001, 2000, and 1999 as the Company incurred net operating losses.

A reconciliation of the Company's expected tax benefit using the United States federal statutory income tax rate to the actual effective rate for the years ended July 31, 2001, 2000, and 1999 is as follows:

                                              2001        2000         1999
                                              ----        ----         ----
   Tax benefit at statutory rate.......
   Adjustment for higher Canadian tax         (34)%       (34)%        (34)%
    rate...............................       ---           1          ---
   Expenses not deductible for tax
   purposes............................         3           7            5
   State taxes, net of federal.........        (5)          (6)         (5)
   Change in valuation allowance
   impacting statement of operations...        36          32           34
                                               --          --           --
   Tax rate per financial statements...        --- %        --- %       --- %
                                               ----         ----        ----

      The components of temporary differences that give rise to significant portions of deferred income taxes are as follows at July 31 (in thousands):

                                                  2001       2000      1999
                                                  ----       ----      ----
   Deferred tax assets:
    Net operating loss carryforwards........  $   8,983   $  5,371   $ 4,754
    Allowance for doubtful accounts.........        604      1,462       364
    Capitalized financing costs.............        228        473       694
    Other...................................        255        135        32
                                                 ------    -------   --------
                                                 10,070      7,441     5,844
   Deferred tax liabilities:
     Property and equipment due to differences     (662)     (609)       (83)
   in depreciation..........................
     Goodwill and start-up costs............       (268)     (368)      (305)
                                                 -------  --------   --------
                                                   9,140    6,464      5,456
   Less valuation allowance.................      (9,140) $(6,464)  $ (5,456)
                                                 -------  -------   --------
                                                 $    --  $    --   $     --
                                                 =======  =======   ========


      At July 31, 2001, the Company had federal and state net operating loss carryforwards of $19,100,000. The Company also had $3,000,000 of Canadian net operating loss carryforwards. The federal and state and Canadian operating losses expire at various dates through 2021 if not utilized.

      A provision of the Internal Revenue Code requires that the utilization of net operating losses be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred in December 1997. This ownership change may limit the utilization of any United States federal net operating losses incurred prior to the change in ownership date.

NOTE 10.  RELATED PARTY TRANSACTIONS

      Gregory J. Frazer, Ph.D., an officer and former director of the Company, and Mr. Frazer's wife were shareholders in certain Hearing Care Associates corporations that the Company acquired during the fiscal years ended July 31, 1998 and 1997. During the year ended July 31, 1999, the Company issued a three-year promissory note to Mr. Frazer in the principal amount of $102,000, payable in equal quarterly installments, in connection with purchase price adjustments for hearing care centers previously acquired from Mr. Frazer. At July 31, 2001, the note had a balance of $8,500. Interest paid to Mr. Frazer with respect to the note for the years ended July 31, 2001, 2000, and 1999 totaled $2,380, $5,100, and $3,570, respectively. The Company also entered into expanded non-compete agreements with Mr. Frazer and his wife that pay them a total of $10,758 per month until September 2001.

      Mr. Frazer and his wife have the right, until September 30, 2001, to require the Company to redeem an aggregate of 1,680 of their Common Shares as of the last day of each calendar quarter at a price of $8.35 per share. The redemption rights are non-cumulative and expire if not exercised as of the end of any calendar quarter as to such quarter. Pursuant to such redemption rights, the Company redeemed from Mr. Frazer and his wife 5,040 Common Shares for consideration of $42,084 during each of the fiscal years ended July 31, 2001 and 2000.

      On May 8, 1997, Brandon M. Dawson, an officer and director of the Company, exercised options for 50,000 Common Shares at $1.35 per share. In connection with the exercise, the Company made loans of $67,500 and $91,000 to Mr. Dawson on May 8, 1997, and April 24, 1998, respectively, to allow Mr. Dawson to pay the aggregate exercise price of the options and taxes incurred as a result of the exercise. The loans, which bore interest at 10% and 7.75%, respectively, were repaid on July 6, 1999, along with interest of $16,077. On December 26, 1997, the Company loaned Mr. Dawson $29,187 in order to allow Mr. Dawson to repay a loan obtained in connection with the exercise of options to purchase 20,000 Common Shares. The loan was repaid on March 30, 1999, along with interest at 7.75% per annum in the amount of $4,287. On March 19, 1998, the Company loaned Mr. Dawson $35,790, in order to pay taxes incurred as a result of option exercises in April 1996. The loan, which matured on December 31, 2000 and remains outstanding, continues to bear interest at 7.75% per annum. The Company recognized $8,000, $0, and $0, of interest income from the note during the years ended July 31, 2001, 2000, and 1999, respectively. At July 31, 2001 and 2000, accrued interest on the note totaled $8,000 and $0, respectively.

      On December 8, 1998, the Company loaned Scott Klein, President and Chief Operating Officer of the Company, $100,000 in connection with the purchase of his primary residence in Portland, Oregon. The loan was repaid on June 7, 1999, along with interest at 8% in the amount of $4,000.

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

      On December 19, 2000, the Company loaned Mr. Dawson $75,000 in connection with the exercise by Mr. Dawson of previously granted stock options. The full recourse loan, which bears interest at 9.5%, is secured by 60,000 Common Shares and is due on December 19, 2001. The Company recognized $4,000 in interest income on the note during the year ended July 31, 2001. At July 31, 2001, interest accrued on the note totaled $4,000.

      At July 31, 2001, the Company has a short-term advance due from Mr. Dawson in the amount of $53,000. The advance is unsecured and non-interest bearing.

NOTE 11.  401(K) PLAN

      The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 20% of their compensation to the plan, subject to annual limitations under federal law. The Company does not match employee contributions.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

   Operating Leases

      The Company leases office equipment and office space under non-cancelable operating leases. The Company's office space leases contain renewal options ranging from one to five years and rent escalation clauses based on the consumer price index or defined escalation amounts set forth in the lease agreements.

      The following is a schedule by year of future minimum lease payments for non-cancelable operating leases at July 31, 2001 (in thousands):

   Year ending July 31:
   2002.....................................................$1,804
   2003..................................................... 1,351
   2004.....................................................   989
   2005.....................................................   340
   2006.....................................................    95
                                                            ------
   Total minimum lease payments                             $4,579
                                                            ======

      Rental expense under operating leases was $2,901,000, $2,528,000, and $2,236,000 for the years ended July 31, 2001, 2000, and 1999, respectively.

   Contingent Payments

      The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's revenues or results of operations exceed certain target levels. Such additional consideration is paid in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration that the Company may be required to pay is $421,000 for the year ended July 31, 2002 and $246,000 thereafter.

   Regulatory Matters

      A portion of the Company's revenues comes from the Medicare and Medicaid programs. Laws and regulations governing these programs are complex and subject to interpretation. Except as noted below, the Company believes that its operations are in substantial compliance with existing laws that are material to its operations. Any failure or alleged failure to comply with applicable laws and regulations could result in sanctions or penalties, including exclusion from participation in the Medicare, Medicaid, and other government programs which could have a material adverse effect on the Company's consolidated financial statements.

      During the year ended July 31, 2001, the Company discovered that it had improperly submitted certain claims to the State of California Medi-Cal program ("Medi-Cal") for hearing services and instruments provided to Medi-Cal enrollees, as a result of services being performed by audiologists and hearing instrument dispensers who had not been credentialed by Medi-Cal. The Company determined that it had received $474,000 and $566,000 during calendar years 2000 and 1999, respectively, that related to these improperly submitted claims. The Company reported its discovery to Medi-Cal and received a response acknowledging the Company's representations to Medi-Cal that steps have been taken to prevent a reoccurrence. Medi-Cal has not requested that the Company repay the amounts received and management believes that it is unlikely that Medi-Cal will request repayment in the future. However, the ultimate determination of this matter is presently unknown and could have a material adverse effect on the Company's consolidated financial statements.

   Litigation

      The Company has filed a lawsuit against Siemens Hearing Instruments, Inc. ("Siemens") for breach of a hearing instrument supply agreement. The lawsuit seeks damages in excess of $4,300,000. Siemens has filed a counterclaim against the Company alleging that Siemens is owed $920,000 for hearing instruments purchased by the Company on account and $104,000 for failure to pay a promissory note assumed by the Company. As this litigation is in its early stages, management, in consultation with outside legal counsel, has not finalized an opinion as to the ultimate outcome.

      During the year ended July 31, 2001, the Company favorably settled a lawsuit it had filed against a supplier. The settlement resulted in a gain of $554,000 to the Company that is recorded in "Other, net" in the consolidated statement of operations.

      The Company is a party to various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

   Insurance Coverage

      In the ordinary course of its business the Company may be subject to professional and products liability claims. Professional and products liability insurance coverage is obtained through the Company's general liability insurance from an independent insurance company. The maximum coverage level is $6,000,000 per occurrence. The Company believes that it would have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful or that any manufacturer will maintain adequate insurance or otherwise be able to pay any liability resulting from such a claim.

      The Company maintains workers' compensation insurance coverage through an independent insurance company and is self-insured for employee health benefits. The Company accrues for future liability arising from health benefit claims based on a history of past claims. The accrued reserves for employee health benefits include known liabilities of the program and an estimate of incurred but not reported claims.

   California Board of Equalization Audit

      The California Board of Equalization has commenced an audit of the Company's California sales and use tax returns for the period from July 1998 to June 2001. Based on a review of periods subject to audit, management believes that the Company may owe an additional $200,000 and has therefore recorded a liability in this amount at July 31, 2001, through a charge to income during the year ended July 31, 2001.

   Supply Agreements

      During the years ended July 31, 2001, 2000, and 1999, the Company purchased a majority of its hearing instruments from Siemens. The Company has mitigated its exposure to the loss of Siemens as a supplier by shifting its business to other hearing instrument suppliers.

      Concurrent with the execution of the Credit Agreement, the Company entered into a seven-year sales agreement (the "Sales Agreement") with the hearing instrument supplier. Beginning with the period from October 1, 2001 to December 31 2001, and for each calendar year thereafter, the Company is required to purchase a minimum number of hearing instruments from the supplier. If the minimum purchase requirement is not met in any period, the Company is required to refund to the supplier a portion of the discounted sales price of hearing instruments purchased by the

Company during such period. The Company is unable to estimate its future annual purchase commitments under the Sales Agreement because such annual commitments vary based upon certain factors that are not determinable at the present time. See Note 7, Lines of Credit.

   Termination Benefits

      During the year ended July 31, 2001, the Company recorded $166,000 of termination benefits associated with the cost of terminating an employee contract. The amount has been included in general and administrative expenses.

NOTE 13.  SEGMENT INFORMATION

      The Company has one operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows for the years ended July 31:

      (in thousands)               2001        2000       1999
                                   ----        ----       ----
      United States........       $45,667    $40,353     $30,511
      Canada...............         3,267      3,606       3,248
                                    -----      -----       -----
      Total................       $48,934    $43,959     $33,759
                                  =======    =======     =======

      The functional currency of the Company's Canadian operations is the Canadian dollar while the functional currency of the Company's United States operations is the United States dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", assets and liabilities recorded in Canadian dollars are remeasured at current rates in existence at the balance sheet date. Revenues and expenses are remeasured using the weighted average exchange rate for the period. Exchange gains and losses from remeasurement of assets and liabilities recorded in Canadian dollars are treated as unrealized gains and losses and reported as a separate component of shareholders' equity.

      The historical effects of the change in currency exchange rates have been immaterial. At July 31, 2001 and 2000, the net assets of the Company located in Canada total $1,404,000 and $1,962,000, respectively.

NOTE 14.  SUBSEQUENT EVENTS

      In August 2001, the Company acquired two hearing care centers for a total purchase price of $510,000. The Company has paid $375,000 of the total purchase price in cash, with $33,750 due in March 2002 and the remaining balance due in annual principal payments of $33,750 beginning in August 2002 through August 2004. The transaction was accounted for as a purchase.

NOTE 15.  QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

      During the fourth quarter the Company made certain adjustments that were material to the results of each quarter during the year ended July 31, 2001. These adjustments primarily related to the adjustment of amounts due to and from certain vendors based on a change in management's estimate of amounts owed, a change in the method of accounting for revenue under SAB 101, a change in the method of accounting for beneficial conversions related to convertible securities, an additional accrual for marketing expenses based on changes in management's estimates, and a reduction of revenue based on management's revised estimate of contractual allowances. See also Notes 1, 8, and 12. These adjustments decreased and (increased) the net loss attributable to common shareholders by quarter as follows:


                                                                                       Quarter Ended
                                                                -------------------------------------------------------------------
                                                                 October 31,       January 31,       April 30,         July 31,

                                                                    2000              2001             2001              2001
                                                                    ----              ----             ----              ----
                                                                                           (in thousands)
      Adjust amounts due to/from vendors                         $   ---           $   ---          $   ---            $(1,996)
      Change in accounting for revenue                            (2,220)               (4)              36                 68
      Beneficial conversion related to warrant modification          ---            (1,554)             ---                ---
      Quarterly effect of deemed dividends to preferred           (4,890)             (297)            (304)              (310)
         shareholder upon contingency resolution
      Additional marketing expenses accrual                          ---               ---              (25)               (78)
      Restatement of revenues                                     (1,028)             (918)            (854)            (1,004)
                                                                  ------              ----             ----             ------
                                                                $ (8,138)         $ (2,773)         $ (1,147)         $ (3,320)
                                                                 =======           =======           =======           =======

These adjustments increased the net loss per share applicable to common shareholders by $1.34, $0.46, $0.18, and $0.54, in the first, second, third, and fourth quarters, respectively.

      The following is a summary of the quarterly results of operations for the year ended July 31, 2001, as previously reported and as restated to reflect the effect of the adjustments noted above.


                                                                             Quarter Ended
                                        -------------------------------------------------------------------------------------------
                                               October 31, 2000              January 31, 2001               April 30, 2001
                                           As Previously                    As Previously                  As Previously
                                           Reported      As Restated       Reported      As Restated      Reported     As Restated
                                        -------------------------------------------------------------------------------------------
                                                                    (in thousands, except per share data)

Net Revenues                              $   13,562      $12,428           $12,370      $11,448         $12,889      $12,070
Product gross profit                           6,603        5,233             5,901        4,765           5,667        4,575
Income (loss) from operations                    191         (943)              232         (690)            107         (737)
Income (loss) before cumulative effect
of change in accounting principle                104       (1,030)              728         (194)             28         (816)
Cumulative effect of change in
accounting principle                             ---       (2,114)              ---          ---             ---          ---
Net income (loss)                                104       (3,144)              728         (194)             28         (816)
Deemed dividends to preferred
shareholder                                      ---       (4,890)              ---       (1,851)            ---         (304)
Net income (loss) attributable to
common shareholders                              104       (8,034)              728       (2,045)             28       (1,120)
Income (loss) per share before cumulative
effect of change in accounting principle
(basic)                                         0.02        (0.17)             0.12        (0.04)           0.00        (0.13)
Income (loss) per share before cumulative
effect of change in accounting principle
(diluted)                                       0.01        (0.17)             0.06        (0.04)           0.00        (0.13)
Cumulative effect of change in
accounting principle per share (basic
and diluted)                                     ---        (0.35)              ---          ---             ---          ---
Deemed dividends to preferred
shareholder (basic and diluted)                  ---        (0.80)              ---        (0.30)            ---        (0.05)
Net income (loss) per share
attributable to common shareholders
(basic)                                         0.02        (1.32)             0.12        (0.34)           0.00        (0.18)
Net income (loss) per share
attributable to common shareholders
(diluted)                                       0.01        (1.32)             0.06        (0.34)           0.00        (0.18)

                                           July 31, 2001
                                           -------------
                                           As Reported
                                           -----------

Net Revenues                                $12,988
Product gross profit                          4,033
Income (loss) from operations                (3,011)
Income (loss) before cumulative effect
of change in accounting principle            (3,205)
Cumulative effect of change in
accounting principle                            ---
Net income (loss)                            (3,205)
Deemed dividends to preferred
shareholder                                    (310)
Net income (loss) attributable to
common shareholders                          (3,515)
Income (loss) per share before cumulative
effect of change in accounting principle
(basic)                                       (0.52)
Income (loss) per share before cumulative
effect of change in accounting principle
(diluted)                                     (0.52)
Cumulative effect of change in
accounting principle per share (basic
and diluted)                                    ---
Deemed dividends to preferred
shareholder (basic and diluted)               (0.05)
Net income (loss) per share
attributable to common shareholders
(basic)                                       (0.57)
Net income (loss) per share
attributable to common shareholders
(diluted)                                     (0.57)

The following is a summary of the quarterly results of operations for the year ended July 31, 2000.

                                                                                   Quarter ended
                                                                                   -------------
                                                   October 31, 1999     January 31, 2000    April 30, 2000      July 31, 2000
                                                   ----------------     ----------------    --------------      -------------
                                                                     (in thousands, except per share data)
Net revenues                                             $10,102         $    10,387         $    12,083       $    11,387
Product gross profit                                       5,803               6,072               6,717             5,773
Income (loss) from operations                               (569)               (530)                 86            (1,987)
Net income (loss)                                           (623)               (521)                111            (2,068)
Net income (loss) per share (basic)                        (0.10)              (0.09)               0.02             (0.34)
Net income (loss) per share (diluted)                      (0.10)              (0.09)               0.01             (0.34)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item has been previously filed by the Company in its Current Report on Form 8-K dated November 17, 2000, filed on November 28, 2000, and its Current Report on Form 8-K dated December 14, 2000, filed on December 20, 2000.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to the directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive Management Information Circular and Proxy Statement dated November 30, 2001 (the "Proxy Statement"), under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "2. Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

   The required information is incorporated herein by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The required information is incorporated herein by reference to the Proxy Statement under the heading "Share Ownership By Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The required information is incorporated herein by reference to the Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) The following financial statements are filed as a part of this report:

(i)   Consolidated Balance Sheets as of July 31, 2001 and 2000.
(ii) Consolidated Statements of Operations for the years ended July 31, 2001, 2000, and 1999.
(iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended July 31, 2001, 2000, and 1999.
(iv) Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000, and 1999.

      (2) Schedule II - Valuation and Qualifying Accounts, is filed as a part of this report and contained on page 57. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3) Exhibits to this report are listed in the Exhibit Index on page 55. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is marked with an asterisk in the Exhibit Index.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended July 31, 2001.

                        -------------------------------

      The following shall be deemed incorporated by reference into Item 5 of the registrant's Registration Statements on Form S-8 (Nos. 333-57673 and 333-83151):

      Sonus Corp. has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses which KPMG may incur in connection with KPMG's successful defense of any legal action or proceeding that may arise as a result of its consent to the inclusion of its audit report on the registrant's past financial statements included in this registration statement, whether brought under the federal securities laws, other statutes, common law or otherwise, except a court adjudication that it is guilty of professional malpractice or if it becomes liable for any part of a plaintiff's damages by virtue of settlement

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2001       SONUS CORP.
                             By  /s/ Daniel J. Kohl
                             --------------------------------
                             Daniel J. Kohl
                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 4, 2001.

           SIGNATURE                       TITLE

/s/ Brandon M.Dawson          Chairman and Director
----------------------------
    Brandon M. Dawson


/s/ Daniel J. Kohl            Chief Executive Officer and Director
----------------------------
    Daniel J. Kohl


/s/ Scott Klein               President and Chief Operating Officer
----------------------------
    Scott Klein


/s/ Mark Richards             Senior Vice President and Chief Financial Officer
----------------------------  (Principal Financial Officer)
    Mark Richards


/s/ Douglas A. Pease          Controller
---------------------------- (Principal Accounting Officer)
    Douglas A. Pease


A MAJORITY OF OTHER DIRECTORS:


        *JOEL ACKERMAN          Director


   *HAYWOOD D. COCHRANE, JR.    Director


       * LESLIE H. CROSS        Director


       *MICHAEL T. FIORE        Director


      *GREGORY G. SCHOTT        Director


      *DAVID J. WENSTRUP        Director


      /s/ Mark Richards
     -------------------------
     *By Mark Richards, as attorney-in-fact

                                EXHIBIT INDEX

   EXHIBIT                  DESCRIPTION OF EXHIBIT

     3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999 (the "1999 Form 10-KSB").
     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 1999.
     10.1 Securities Purchase Agreement between the Company and Warburg, Pincus Ventures, L.P. ("Warburg") dated November 21, 1997. Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed November 25, 1997.
     10.2 Securities Purchase Agreement between the Company and Warburg dated October 1, 1999. Incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K filed October 12, 1999.
     10.3 Amended and Restated Warrant Agreement between the Company and Warburg dated October 1, 1999, and related Amended and Restated Warrant Certificate dated October 1, 1999. Incorporated by reference to Exhibit 10.3 to the 1999 Form 10-KSB.
     10.4  Form of Convertible  Subordinated Note.  Incorporated by reference to
           Exhibit 10.4 to the 1999 Form 10-KSB.
     10.5 1993 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 filed March 12, 1997 (File No. 333-23137) (the "SB-2).*
     10.6  Second Amended and Restated  Stock Award Plan (as amended  October 4,
           2001).*
     10.7 Employment Agreement dated October 1, 1996, between Sonus-USA, and Gregory J. Frazer. Incorporated by reference to Exhibit 10.28 to the SB-2.*
     10.8 Employment Agreement dated December 24, 1997, between the Company and Brandon M. Dawson. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 1, filed March 5, 1998 to the SB-2.*
     10.9 Amendment to Employment Agreement effective May 21, 2001, between the Company and Brandon M. Dawson.*
     10.10 Employment Agreement dated October 30, 1998, between the Company and Scott Klein. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended October 31, 1998.*
     10.11 Amendment to Employment Agreement effective June 20, 2001, between the Company and Scott Klein.*
     10.12 Employment Agreement dated February 11, 2000, between the Company and Paul C. Campbell. Incorporated by reference to Exhibit 10 to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 2000.*
     10.13 Employment Agreement effective May 21, 2001, between the Company and Daniel J. Kohl. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 30, 2001.*
     10.14 Employment Agreement effective July 19, 2001, between the Company and Mark Richards.*
     10.15 Employment Agreement effective September 1, 2001, between the Company and James Merideth-Webb.*
     10.16 Employment Agreement effective September 4, 2001, between the Company and Daniel W. Quall.*
     10.17 Consulting Agreement effective as of January 1, 1997, between the Company and Hugh T. Hornibrook. Incorporated by reference to Exhibit
           10.33 to the SB-2.*
     10.18 Promissory Note of Brandon M. Dawson dated March 19, 1998, as amended, and related Pledge Agreement between the Company and Mr. Dawson, dated May 1, 1998. Incorporated by reference to Exhibit 10.11 to the 1999 Form 10-KSB.*
     10.19 Noncompetition Agreement dated January 25, 1999, between Sonus-USA, Inc. and Gregory J. Frazer. Incorporated by reference to Exhibit
           10.15 to the 1999 Form 10-KSB.
     10.20 Amendment Agreement effective as of August 1, 1998, by and between Sonus-USA, Inc. and Gregory J. Frazer. Incorporated by reference to
           Exhibit 10.16 to the 1999 Form 10-KSB.
     10.21 Promissory Note of Brandon M. Dawson dated December 19, 2000. Incorporated by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2001.*
     10.22 Credit and Guaranty Agreement dated as of May 31, 2001, among Sonus-USA, Inc., as Borrower, the Company, as Guarantor, and GN Great Nordic A/S, as lender.**
     10.23 GN ReSound North America Sales Agreement dated May 31, 2001, between GN ReSound North America Corporation and Sonus-USA, Inc. and Sonus-Canada Ltd. and, for certain limited purposes, the Company.**

     10.24 First Amendment dated as of November 19, 2001, to Credit and Guaranty Agreement dated as of May 31, 2001, among Sonus-USA, Inc., the Company and GN Great Nordic A/S.**
     10.25 First Amendment dated as of November 19, 2001, to GN ReSound North America Sales Agreement dated as of May 31, 2001, between GN ReSound North America Corporation and Sonus-USA, Inc., and Sonus-Canada Ltd. and, for certain limited purposes, the Company.**
     10.26 Consulting Agreement dated August 2, 2001, between Sonus-USA, Inc. and Randall E. Drullinger.*
     21 The Company's subsidiaries are SONUS-USA, Inc., a Washington corporation, Sonus- Canada Ltd., a British Columbia (Canada)
           corporation, Sonus-Texas, Inc., an Oregon corporation, Sonus Acquisition Corp., an Oregon corporation, and Hear PO Corp., a New Mexico corporation.
     23.1  Consent of Ernst & Young LLP
     23.2  Consent of KPMG LLP.
     24    Power of attorney of certain officers and directors.

-----------
* Management contract or compensatory plan or arrangement.
** Portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.


 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Column a                                     Column B           Column C                Column D                  Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Additions               Deductions
                                                               ----------------------------------
                                                                                   Charged to
                                                               Charge to           Other
              Description                   Balance At         Costs and           Accounts     Deductions:       Balance At End
                                        Beginning of Period    Expenses            Describe     Describe (1)        of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2001 Deducted from
  asset accounts:
   Allowance for doubtful accounts        $ 3,691,000        $  851,000              ---      $ (3,041,000)       $ 1,501,000
   Inventory reserve                              ---            78,000              ---               ---             78,000

Year ended July 31, 2000 Deducted from
  asset accounts:
   Allowance for doubtful accounts            907,000         2,691,000              ---            93,000          3,691,000

Year ended July 31, 1999 Deducted from
  asset accounts:
   Allowance for doubtful accounts            684,000           389,000              ---          (166,000)           907,000

---------------------

(1) Uncollectible accounts written off, net of recoveries.