Form 10-Q
period 2001-10-31
SONUS CORP
filed 2001-12-24
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended October 31, 2001

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No    .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,127,228 Common Shares, without par or nominal value, outstanding as of December 17, 2001.

FORWARD-LOOKING STATEMENTS

     Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import. Investors are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include economic trends in the Company's market areas, the ability of the Company to manage its growth and integrate new acquisitions into its network of hearing care centers, development of new or improved medical or surgical treatments for hearing loss or of technological advances in hearing instruments, changes in the application or interpretation of applicable government laws and regulations, the ability of the Company to complete additional acquisitions of hearing care centers on terms favorable to the Company, the degree of consolidation in the hearing care industry, the Company's success in attracting and retaining qualified audiologists and staff to operate its hearing care centers, the ability of the Company to attract audiology centers as licensees under The Sonus Network, product and professional liability claims brought against the Company that exceed its insurance coverage, the Company's ability to collect its accounts receivable in a timely manner, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          October 31,         July 31,
                                                                             2001               2001
                                                                        ----------------   ---------------
                                                                          (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 1,560           $ 1,317
     Restricted cash and cash equivalents                                         4,427             3,870
     Restricted securities available for sale                                       ---             1,006
     Accounts receivable, net of allowance for doubtful
       accounts of $1,575 and $1,501, respectively                                4,278             4,797
     Inventory, net                                                               1,167             1,073
     Prepaid expenses                                                               697               665
     Other receivables                                                            2,456             2,419
                                                                        ----------------   ---------------
                     Total current assets                                        14,585            15,147

Property and equipment, net                                                       6,192             6,357
Goodwill, net                                                                    17,391            17,419
Covenants not to compete, net                                                     1,101             1,142
Other assets                                                                        233               234
                                                                        ----------------   ---------------
                                                                               $ 39,502          $ 40,299
                                                                        ================   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $ 8,777           $ 8,382
     Customer deposits                                                              434               378
     Bank loans                                                                     600               600
     Accrued payroll                                                              1,496             1,889
     Other accrued liabilities                                                    1,461             1,462
     Deferred revenues, current portion                                           1,733             1,763
     Capital lease obligations, current portion                                     217               261
     Long-term debt, current portion                                              5,703             5,820
                                                                        ----------------   ---------------
                  Total current liabilities                                      20,421            20,555

Deferred  revenues, less current portion                                            867               854
Capital lease obligations, less current portion                                     413               201
Long-term debt, less current portion                                                708               660
                                                                        ----------------   ---------------
                  Total liabilities                                              22,409            22,270
                                                                        ----------------   ---------------


Shareholders' equity:
     Series A convertible preferred stock, no par
          value per share, 2,666,666 shares authorized,
          issued, and outstanding (liquidation preference of $21,465)            15,701            15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference of $11,689)            15,977            15,661
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,150,164 issued
          and outstanding (6,156,164 at July 31, 2001)                            8,729             9,095
     Notes receivable from shareholders                                            (168)             (168)
     Accumulated deficit                                                        (22,941)          (22,055)
     Accumulated other comprehensive loss                                          (205)             (205)
                                                                        ----------------   ---------------
                  Total shareholders' equity                                     17,093            18,029
                                                                        ----------------   ---------------
                                                                               $ 39,502          $ 40,299
                                                                        ================   ===============


          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                   Three months ended
                                                                       October 31,
                                                                ------------------------
                                                                    2001         2000
                                                                -----------   ----------
                                                                              (as restated,
                                                                               see Note 7)
Revenues:
     Product                                                       $  8,302    $  9,568
     Service                                                          1,228       1,118
     Other                                                            3,224       1,742
                                                                   --------    --------

Net revenues                                                         12,754      12,428

Costs and expenses:
     Cost of products sold                                            3,310       4,335
     Clinical expenses                                                5,239       4,794
     Provision for doubtful accounts                                    155         182
     General and administrative expenses                              4,011       3,074
     Depreciation and amortization                                      836         986
                                                                   --------    --------

Total costs and expenses                                             13,551      13,371
                                                                   --------    --------

Loss from operations                                                   (797)       (943)

Other income (expense):
      Interest income                                                    68          20
      Interest expense                                                 (123)        (84)
      Other, net                                                        (34)        (23)
                                                                   --------    --------

Loss before cumulative effect of change in accounting principle        (886)     (1,030)

Cumulative effect of change in accounting principle                      --      (2,114)
                                                                   --------    --------


Net loss                                                               (886)     (3,144)

Deemed dividend to preferred shareholder                               (316)     (4,890)
                                                                   --------    --------

Net loss attributable to common shareholders                       $ (1,202)   $ (8,034)
                                                                   ========    ========

Net loss per share of common stock (basic & diluted):

     Loss before cumulative effect of change in accounting
          principle and deemed dividend to preferred shareholder   $  (0.15)   $  (0.17)

     Cumulative effect of change in accounting principle           $     --    $  (0.35)

     Deemed dividend to preferred shareholder                      $  (0.05)   $  (0.80)
                                                                   --------    --------

     Net loss attributable to common shareholders                  $  (0.20)   $  (1.32)
                                                                   ========    ========

Weighted average shares outstanding                                   6,130       6,076

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, in thousands)

                                                                                Three months ended
                                                                                   October 31,
                                                                              ---------------------
                                                                                2001         2000
                                                                              -------      --------
                                                                                          (as restated,
                                                                                           see Note 7)
Cash flows from operating activities:
     Net loss                                                                $  (886)   $(3,144)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
          Provision for doubtful accounts                                        155        182
          Depreciation and amortization                                          836        986
          Deferred revenue                                                       (18)       106
          Cumulative effect of change in accounting principle                     --      2,114
          Changes in operating assets and liabilities:
               Accounts receivable                                               391       (692)
               Other receivables                                                 (24)      (310)
               Inventory                                                         (95)       181
               Prepaid expenses                                                  (33)      (145)
               Accounts payable                                                  417      1,915
               Customer deposits                                                  57        177
               Accrued payroll                                                  (393)      (202)
               Other accrued liabilities                                          (1)       258
                                                                             -------    -------
                    Net cash provided by operating activities                    406      1,426
                                                                             -------    -------

Cash flows from investing activities:
     Sale of investment in restricted acquisition funds                          446         --
     Purchase of property and equipment                                         (109)      (214)
     Additional costs related to acquisitions                                    (27)        --
     Deferred acquisition costs and other, net                                    --          7
     Net cash paid for business acquisitions                                    (375)       (11)
                                                                             -------    -------
                    Net cash used in investing activities                        (65)      (218)
                                                                             -------    -------
Cash flows from financing activities:
    Advances of long-term debt and capital lease obligations                     212         --
    Repayments of long-term debt and capital lease obligations                  (248)      (611)
    Deferred financing costs, net                                                 --         (7)
    Repurchase of common stock                                                   (50)       (25)
                                                                             -------    -------
                    Net cash used in financing activities                        (86)      (643)
                                                                             -------    -------

Net increase in cash and cash equivalents                                        255        565


Effect on cash and cash equivalents of changes in foreign translation rate       (12)       (19)

Cash and cash equivalents, beginning of period                                 1,317        788

                                                                             -------    -------
Cash and cash equivalents, end of period                                     $ 1,560    $ 1,334
                                                                             =======    =======


Supplemental disclosures:
     Interest paid during the period                                         $   134    $    76
     Non-cash investing and financing activities:
       Issuance and assumption of long-term debt in acquisitions                 135         86
       Deemed dividend to preferred shareholder                                  316      4,890
       Acquisition of clinical and computer equipment with capital
       lease obligations                                                          10         --
       Notes receivable created from business sale                                15         --

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Interim Financial Statements

     The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made. Certain amounts have been reclassified for the quarter ended October 31, 2000, to conform to the presentation used for the quarter ended October 31, 2001. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.    Comprehensive Loss



                                    Three months ended
                                       October 31,
                                      (in thousands)
                                   2001           2000
                                   ----           ----
Net loss                        $   (886)      $ (3,144)

Other comprehensive income
(loss), net of tax:
Foreign currency translation
adjustments                            3            (38)
Unrealized loss on
securities available for sale         (3)           ---
                               ---------      ----------
Comprehensive loss             $    (886)     $  (3,182)
                               =========      ==========

3.    Segment Information

     The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows:



                                                 Three months ended
                                                    October 31,
                                              ------------------------
                                              2001               2000
                                              ----               ----
      United States                        $ 11,939           $ 11,607
      Canada                                    815                821
                                           --------           --------

      Total                                $ 12,754           $ 12,428
                                           ========           ========

     At October 31, 2001 and July 31, 2001, the net assets of the Company located in Canada totaled $1,241,000 and $1,404,000, respectively.

4.    Property and Equipment

     Property and equipment consist of the following:

                                            October 31, 2001    July 31, 2001
                                            ----------------    -------------
                                                      (in thousands)
      Professional equipment                    $ 2,855             $ 2,816
      Office equipment                            1,263               1,200
      Leasehold improvements                      1,620               1,623
      Computer equipment and software             7,464               7,317
                                                -------             -------
                                                 13,202              12,956
      Less accumulated depreciation and
      amortization                               (7,010)             (6,599)
                                                -------             -------
                                                $ 6,192             $ 6,357
                                                =======             =======

5.    Lines of Credit

     At October 31, 2001, the Company had $600,000 outstanding under a revolving line of credit with a commercial bank. The line of credit was immediately due and payable at that date because the Company was in violation of certain financial covenants under the line of credit relating to its net worth, current ratio, and earnings before interest, taxes, depreciation, and amortization. On December 3, 2001, the maturity date of the line of credit, the Company made a principal payment of $150,000 and entered into a repayment agreement with the bank under which the Company agreed to principal payments of $100,000, plus accrued interest, each month beginning January 15, 2002, and continuing until May 15, 2002, when the remaining balance of $50,000 will be due and payable. The repayment agreement eliminated all future financial covenants and waived all non-compliance by the Company with prior loan covenant violations.

     On May 31, 2001, Sonus-USA, Inc. entered into a credit agreement (the "Credit Agreement") with an affiliate of one of the Company's major hearing instrument suppliers. The Credit Agreement, which has a term of seven years, provides for borrowings up to $20,000,000 for the purpose of acquiring hearing care practices. Borrowings bear interest at 6% and may be made until May 31, 2006. No repayment of principal is required during the first two years of the Credit Agreement ending May 31, 2003, after which repayments of principal equal to 20% of the unpaid principal amount existing as of the immediately preceding May 31 are due during each year ending May 31, 2004, 2005, 2006, 2007, and 2008, when the remaining balance is due in full. As of October 31, 2001, amounts outstanding and available under the Credit Agreement were $5,000,000 and $15,000,000, respectively. Sonus-USA, Inc. has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. The line of credit requires the Company to comply with certain financial and non-financial covenants. At October 31, 2001, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement. As a result, the entire $5,000,000 balance was immediately payable and is classified as short-term at October 31, 2001. The Credit Agreement was amended on November 19, 2001, to bring the Company into compliance with such covenants. However, there can be no assurance that the Company will meet the covenants of the Credit Agreement in the future.

6.    Income Taxes

     Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income or loss of interim periods. Deferred income taxes reflect the net tax effects of temporary timing differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, including its net operating losses, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three-month periods ended October 31, 2001 and 2000.

7.    Restatement

     During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting retroactively to August 1, 2000. Based on guidance  provided  in  Securities  and  Exchange  Commission  Staff  Accounting
Bulletin 101 ("SAB 101") the Company concluded that when a sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue on the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Revenue of $233,000 and $410,000 included in the cumulative effect was recognized as revenue in the quarters ended October 31, 2001 and 2000, respectively. For the quarter ended October 31, 2000, the Company's net loss before the cumulative effect of the change in accounting principle was $1,030,000 compared to a net loss of $886,000 for the quarter ended October 31, 2001.

     In addition to the change in its method of accounting described above, during the fourth quarter of the year ended July 31, 2001, the Company also made certain other adjustments that were material to the results of the quarter ended October 31, 2000. These adjustments related to the recording of deemed dividends on convertible securities and the reduction of revenue based on management's revised estimate of contractual allowances.

     The adjustments described above increased the net loss attributable to common shareholders for the quarter ended October 31, 2000 as follows:

   Change in accounting for revenue under SAB 101                    $ 2,220
   Quarterly   effect  of  deemed   dividends   to   preferred
   shareholder                                                         4,890
   Reduction  of  revenues   due  to  change  in   contractual
   allowance estimate                                                  1,028
                                                                    --------
                                                                     $ 8,138
                                                                    ========

These adjustments increased the net loss per share applicable to common shareholders (basic and diluted) by $1.34.

8.    Acquisitions

     In August 2001, the Company acquired two hearing care centers for a total purchase price of $510,000. The Company paid $375,000 of the total purchase price in cash, with $33,750 due in March 2002 and the remaining balance due in annual principal payments of $33,750 beginning in August 2002 through August 2004. Interest on the outstanding principal balance accrues at 8% per annum. The transaction was accounted for as a purchase and the Company recorded $225,000 in property and equipment, $5,000 for a covenant not to compete, and $280,000 in goodwill. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the goodwill is being amortized on a straight-line basis over 20 years. The operating results of each acquisition have been included in the consolidated statements of operations from the respective acquisition date.

9.    Computation of Loss Per Share

     Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share because their effect is antidilutive due to the Company's net losses.

10.   Subsequent Event

     On December 19, 2001, the Company received a $1,500,000 unsecured loan from its major shareholder. The loan bears interest at 10% per annum and is due on June 19, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

     Revenues. Total revenues for the three months ended October 31, 2001, were $12,754,000, representing a 3% increase over revenues of $12,428,000 for the comparable period in fiscal 2000. Same-store revenue for Company-owned hearing centers was down 12% for the three months ended October 31, 2001, compared to the three months ended October 31, 2000, reflecting a slowing economy and decreased sales in the hearing industry. Product revenues were $8,302,000 for the three months ended October 31, 2001, down 13% from $9,568,000 for the same period in fiscal 2000. Product revenues represented 65% and 77% of total revenues for the three-month periods ended October 31, 2001 and 2000, respectively. Audiological service revenues increased 10% to $1,228,000 for the three months ended October 31, 2001, from $1,118,000 for the comparable period in fiscal 2000. Other revenues increased 85% to $3,224,000 for the three months ended October 31, 2001, from $1,742,000 for the three months ended October 31, 2000. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members. Other revenues comprised 25% of total revenues for the three months ended October 31, 2001, compared to 14% for the three months ended October 31, 2000.

     Product  Gross  Profit.  Product  gross  profit for the three  months ended
October 31, 2001, was $4,992,000 or 60% of product revenues, compared to $5,233,000 or 55% of product revenues for the comparable period in fiscal 2000. The increase in product gross profit percentage was due to increased sales of higher margin hearing aids.

     Clinical Expenses. Clinical expenses for the three months ended October 31, 2001, were $5,239,000, representing a 9% increase over clinical expenses of $4,794,000 for the comparable period in fiscal 2000. As a percentage of combined product and service revenue, clinical expenses increased to 55% for the three months ended October 31, 2001, compared to 45% for the three months ended October 31, 2000. The increase was primarily the result of increased marketing expenses, as well as increased personnel expenses in order to fully staff Company-owned hearing centers. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

     General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 31% for the three-month period ended October 31, 2001, versus 25% for the same period in the prior fiscal year. General and administrative expenses increased 30% from $3,074,000 for the three months ended October 31, 2000, to $4,011,000 for the three months ended October 31, 2001. The increase in general and administrative expenses was primarily due to increases of $345,000 in personnel costs related to building the appropriate infrastructure to support the growth of the Company and $517,000 in additional advertising and personnel costs related to The Sonus Network.

     Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense decreased to 7% for the three months ended October 31, 2001, from 8% for the three-months ended October 31, 2000. Depreciation and amortization expense for the three months ended October 31, 2001, was $836,000, a decrease of 15% over the depreciation and amortization expense of $986,000 for the same period in the prior fiscal year. The decrease was due to a decrease in depreciation expense as a result of equipment becoming fully depreciated.

     Other Income. Interest income for the three months ended October 31, 2001, increased to $68,000 from $20,000 for the same period in the prior fiscal year as a result of higher balances of short-term investments. Interest expense for the three months ended October 31, 2001, was $123,000 compared to $84,000 for the three months ended October 31, 2000, reflecting borrowing by the Company under its line of credit and an increase in other interest-bearing obligations.

     Cumulative Effect of Change in Accounting Principle. During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting retroactively to August 1, 2000. Based on guidance provided in SAB 101 the Company concluded that when a sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue on the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Revenue of $233,000 and $410,000 included in the cumulative effect was recognized as revenue in the quarters ended October 31, 2001 and 2000, respectively. For the quarter ended October 31, 2000, the Company's net loss before the cumulative effect of the change in accounting principle was $1,030,000 compared to a net loss of $886,000 for the quarter ended October 31, 2001.

     Deemed Dividend to Preferred Shareholder. On issuance, shares of the Company's 2,500,000 outstanding Series B Convertible Preferred Shares (the "Series B Shares") were convertible into common shares on a one for one basis. However, the terms of the of the Series B Shares provide that after October 31, 2000, the conversion rate is subject to upward adjustment each fiscal quarter until the Company attains specified quarterly earnings targets. The amount of such quarterly adjustment is based on a factor of 2% of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5% beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive quarters, no further adjustment to the conversion price will be made. Additionally, the conversion price was subject to further adjustment if the Company failed to collect certain receivables prior to July 31, 2000. Because the Company failed to collect certain of these receivables and has not met the quarterly earnings targets, the conversion rate has been adjusted such that the number of common shares issuable on conversion of all Series B Shares increased by 79,004 shares and 1,222,375 shares during the quarters ended October 31, 2001 and 2000, respectively. At October 31, 2001, Series B shares were convertible into 4,029,218 common shares. The Emerging Issues Task Force consensus 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" provides that contingent beneficial conversion features are to be recognized when the contingencies are resolved. Accordingly, the Company recorded a deemed dividend to the holder of Series B Shares in the amount of $316,000 and $4,890,000 during the quarters ended October 31, 2001 and 2000, respectively.

INCOME TAXES

     Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income or loss of interim periods. Deferred income taxes reflect the net tax effects of temporary timing differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, including its net operating losses, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit was recorded for the three-month periods ended October 31, 2001 and 2000.

LIQUIDITY AND CASH RESERVES

     For the three months ended October 31, 2001, net cash provided by operating activities was $406,000 compared to net cash provided by operating activities of $1,426,000 for the three months ended October 31, 2000. Net cash provided by operating activities for the three months ended October 31, 2001 resulted primarily from a decrease in accounts receivable of $391,000, non-cash depreciation and amortization and provision for doubtful accounts of $836,000 and $155,000, respectively, and increases in accounts payable and customer deposits of $417,000 and $57,000, respectively. This was offset by an increase in inventory of $95,000, the Company's net loss of $886,000 and a decrease in accrued payroll of $393,000. Net cash provided by operating activities for the three months ended October 31, 2000, was attributable to increases in accounts payable and other accrued liabilities of $2,173,000, a decrease in inventory of $181,000, and non-cash depreciation and amortization and provision for bad debt expense of $986,000 and $182,000, respectively. This was offset by increases in accounts receivable, other receivables, and prepaid expenses of $692,000, $310,000, and $145,000, respectively, and the loss before the cumulative effect of a change in accounting principle of $1,030,000.

     Net cash used in investing activities in the three months ended October 31, 2001, was $65,000, consisting primarily of the purchase of property and equipment of $109,000 and cash paid for business acquisitions of $375,000, offset by the sale of restricted acquisition funds of $446,000. In the three months ended October 31, 2000, net cash used in investing activities, was $218,000, consisting primarily of the purchase of property and equipment of $214,000 and net cash paid on business acquisitions of $11,000.

     Net cash used in financing activities was $86,000 in the three months ended October 31, 2001, consisting of additional capital lease obligations of $212,000, repayments of long-term debt and capital lease obligations of $248,000 and the repurchase of common stock of $50,000. Net cash used in financing activities was $643,000 in the three months ended October 31, 2000, consisting of repayments of long-term debt and capital lease obligations of $611,000 and the repurchase of common stock of $25,000.

     The Company's ability to generate net cash from operations will depend heavily on its ability to collect existing accounts receivable in a timely manner. Notwithstanding this, the Company believes that its cash and short-term investments and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through July 31, 2002. The Company also believes that it can reduce expenditures or obtain additional support from its major shareholder to improve short-term cash flow. If necessary, the Company may seek additional funding to support the Company's operating strategy. These funding requirements may result in the Company incurring long-term and short-term indebtedness and in the public or private issuance, from time to time, of additional equity or debt securities. Any such issuance of equity may be dilutive to current shareholders and debt financing may impose significant restrictive covenants on the Company. There can be no assurance that any such financing will be available to the Company or will be available on terms acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of October 31, 2001 and July 31, 2001, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $5,987,000 and $6,193,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At October 31, 2001 and July 31, 2001, the Company had debt and capital lease obligations that totaled $7,641,000 and $7,542,000, respectively. Except for its bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) There are no exhibits filed as part of this report.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended October 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SONUS CORP.

                              By: /s/ Mark Richards
                                  --------------------------------
                                  Mark Richards
                                  Senior Vice President and Chief
                                  Financial Officer
                                 (Principal Financial Officer and
                                  Authorized Signatory)

                              By: /s/ Douglas A. Pease
                                  --------------------------------
                                  Douglas A. Pease
                                  Controller
                                  (Principal Accounting Officer)

DATED:  December 21, 2001