Form 10-Q
period 2002-01-31
SONUS CORP
filed 2002-03-18
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended January 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,127,228 Common Shares, without par or nominal value, outstanding as of March 15, 2002.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

                                  SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 January 31, July 31,
                                                  2002         2001
                                                 ----------   ---------
                                                (unaudited)
   ASSETS
Current assets:
     Cash and cash equivalents                    $ 1,219     $ 1,317
     Restricted cash and cash equivalents           4,354       3,870
     Restricted securities available for sale         ---       1,006
     Accounts receivable, net of allowance for
       doubtful accounts of $1,376 and $1,501,
       respectively                                 3,662       4,797
     Inventory, net                                   872       1,073
     Prepaid expenses                                 718         665
     Other receivables                              2,182       2,419
                                                ----------   ---------
             Total current assets                  13,007      15,147

Property and equipment, net                         5,668       6,357
Goodwill, net                                      17,150      17,419
Covenants not to compete, net                       1,022       1,142
Other assets                                          233         234
                                                ----------   ---------

                                                 $ 37,080    $ 40,299
                                                ==========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $ 6,815     $ 8,382
     Customer deposits                                365         378
     Bank loans                                       350         600
     Note payable to related party                  1,500         ---
     Accrued payroll                                1,666       1,889
     Other accrued liabilities                        967       1,462
     Deferred revenue                               1,697       1,763
     Capital lease obligations, current portion       237         261
     Long-term debt, current portion                5,769       5,820
                                                ----------   ---------
             Total current liabilities             19,366      20,555

Deferred revenue                                      881         854
Capital lease obligations, less current portion       341         201
Long-term debt, less current portion                  677         660
                                                ----------   ---------
             Total liabilities                     21,265      22,270
                                                ----------   ---------

Shareholders' equity:
     Series A convertible preferred stock,
      no par value per share, 2,666,666
      shares authorized, issued, and
      outstanding (liquidation preference
      of $21,690)                                  15,701      15,701

     Series B convertible preferred stock,
      no par value per share, 2,500,000
      shares authorized, issued, and
      outstanding (liquidation preference
      of $11,923)                                  16,299      15,661

     Common stock, no par value per share,
      unlimited number of shares authorized,
      6,127,228 issued and outstanding
     (6,156,164 at July 31, 2001)                   8,407       9,095
     Notes receivable from shareholders               ---        (168)
     Accumulated deficit                          (24,339)    (22,055)
     Accumulated other comprehensive loss            (253)       (205)
                                                ----------   ---------
             Total shareholders' equity            15,815      18,029
                                                ----------   ---------
                                                 $ 37,080    $ 40,299
                                                ==========   =========

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                              Three months ended                   Six months ended
                                                       January 31,                       January 31,
                                              --------------------              --------------------
                                               2002        2001                    2002        2001
                                              --------    --------              --------    --------
                                                     (as restated)                      (as restated)
Revenues:
     Product                                   $ 8,541    $8,216                 $16,843    $ 17,784
     Service                                     1,289     1,069                   2,517       2,187
     Other                                       2,562     2,163                   5,786       3,905
                                               --------   --------              --------    --------
Net revenues                                    12,392    11,448                  25,146      23,876

Costs and expenses:
     Cost of products sold                       3,356     3,451                   6,666       7,786
     Clinical expenses                           5,013     4,551                  10,252       9,345
     Provision for doubtful accounts               373       219                     528         401
     General and administrative expenses         3,903     2,902                   7,914       5,976
     Depreciation and amortization                 984     1,015                   1,820       2,001
                                              --------    --------              --------    --------

Total costs and expenses                       13,629      12,138                 27,180      25,509
                                              --------    --------              --------    --------

Loss from operations                           (1,237)       (690)                (2,034)     (1,633)

Other income (expense):
      Interest income                              28           14                    96          34
      Interest expense                           (174)         (72)                 (297)       (156)
      Other, net                                  (15)         554                   (49)        531
                                              --------    --------              --------    --------

Loss before cumulative effect of change in
accounting principle                            (1,398)       (194)               (2,284)     (1,224)

Cumulative effect of change in
accounting principle                               ---         ---                   ---      (2,114)
                                              --------    --------              --------    --------

Net loss                                       (1,398)       (194)                (2,284)     (3,338)

Deemed dividend to preferred shareholder         (322)     (1,851)                  (638)     (6,741)
                                              --------    --------              --------    --------

Net loss attributable to common shareholders  $ (1,720)   $(2,045)             $  (2,922)  $ (10,079)
                                              ========    ========              ========    ========

Net loss per share of common stock
 (basic & diluted):
Loss per share before cumulative effect
  of change in accounting principle and
  deemed dividend to preferred shareholder    $  (0.23)   $ (0.04)              $  (0.37)  $   (0.20)

Cumulative effect of change in accounting
  principle                                   $    ---    $  ---                $    ---   $   (0.35)

Deemed dividend to preferred shareholder      $ (0.05)    $ (0.30)              $  (0.10)  $   (1.11)
                                               --------    --------             --------    --------

Net loss attributable to common shareholders  $ (0.28)    $ (0.34)              $  (0.47)  $   (1.66)
                                              ========    ========              ========    ========

Weighted average shares outstanding             6,127       6,099                  6,129       6,087

          See accompanying notes to consolidated financial statements.

                                  SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three months ended                Six months ended
                                                                    January 31,                    January 31,
                                                            ------------------                ---------------
                                                               2002      2001                 2002       2001
                                                            ------------------                ---------------
                                                                        (as restated)                  (as restated)
Cash flows from operating activities:
     Net loss                                              $ (1,398)  $ (194)              $ (2,284)   $ (3,338)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for doubtful accounts                       373       219                   528         401
          Depreciation and amortization                         984     1,015                 1,820       2,001
          Provision for slow-moving inventory                    72       ---                    72         ---
          Deferred revenue                                      (21)        4                   (39)      2,224
     Changes in operating assets and liabilities:
          Accounts receivable                                   405    (1,100)                  796      (1,792)
          Other receivables                                     231    (1,297)                  207      (1,607)
          Inventory                                             224      (231)                  129         (50)
          Prepaid expenses and other assets                     (21)      (61)                  (54)       (206)
          Accounts payable                                   (1,961)      706                (1,545)      2,621
          Customer deposits                                     (70)       99                   (13)        276
          Accrued payroll                                       171       221                  (222)         19
          Other accrued liabilities                            (492)       16                  (493)        274
                                                           --------  --------            ----------   ---------
             Net cash provided by (used in)
               operating activities                          (1,503)     (603)               (1,098)        823
                                                           --------  --------            ----------   ---------
Cash flows from investing activities:
     Sale of investment in restricted acquisition funds          74       ---                    520        ---
     Purchase of property and equipment                        (114)     (124)                  (223)      (338)
     Additional costs related to acquisitions                   (28)      ---                    (55)       ---
     Deferred acquisition costs and other, net                  ---        (7)                   ---        ---
     Net cash paid on business acquisitions                     ---       (30)                  (375)       (41)
                                                           --------  --------             ----------   --------
             Net cash used in investing activities              (68)     (161)                  (133)      (379)
                                                           --------  --------             ----------   --------
Cash flows from financing activities:
     Advances of long-term debt
           and capital lease obligations                        112       ---                    324        ---
     Repayments of long-term debt
          and capital lease obligations                        (216)     (527)                  (464)    (1,138)
     Repayments of bank loans and
          short-term notes payable                             (262)      ---                   (262)       ---
     Advance of short-term note payable from
          related party                                       1,500       ---                  1,500        ---
     Advances of bank loans and short-term notes
          payable                                               100       600                    100        600
     Repurchase of common stock                                 ---       (25)                   (50)       (50)
                                                           --------  --------              ---------    -------
               Net cash provided by (used in)
                financing activities                          1,234        48                  1,148       (588)
                                                           --------  --------              ----------   -------

Net decrease in cash and cash equivalents                     (337)      (716)                   (83)      (144)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                (4)        20                    (15)         1

Cash and cash equivalents, beginning of period               1,560      1,334                  1,317        781

                                                           --------  --------              ----------   ---------
Cash and cash equivalents, end of period                   $ 1,219     $  638               $  1,219      $ 638
                                                           =======     ======               ========      =====

Supplemental disclosure of cash flow information
  Interest paid during the period                          $   130     $   65               $    264      $ 141
  Non-cash investing and financing activities:
     Issuance and assumption of long-term debt in
      acquisitions                                             ---     $  137               $    135      $ 223
     Issuance of common stock on exercise of options through
        shareholder loan                                       ---     $   75                    ---      $  75
     Deemed dividends to preferred shareholder             $   322     $1,851               $    638     $6,741
     Acquisition of clinical equipment and computer
        hardware with capital lease obligations            $    48        ---               $     58        ---
     Notes receivable created from business sale               ---        ---               $     15        ---

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        Interim Financial Statements

      The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. All adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been made.

2.       Comprehensive Loss

                                               Three months ended                     Six months ended
                                                   January 31,                           January 31,
                                                   -----------                           -----------
                                                 (in thousands)                        (in thousands)
                                             2002               2001               2002               2001
                                             ----               ----               ----               ----
Net loss                                 $   (1,398)          $   (194)         $   (2,284)        $   (3,338)

Other comprehensive income (loss),
net of tax:
Foreign currency translation
adjustments                                     (49)               (38)                (46)               (68)
Unrealized gain (loss) on securities
available for sale                                1                ---                  (2)               ---
                                      -------------        -----------      ---------------    --------------

Comprehensive loss                       $   (1,446)          $   (232)         $   (2,332)        $   (3,406)
                                         ===========          =========        ============       ============

3.       Segment Information

      The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows:


                                           Three months ended                     Six months ended
                                              January 31,                            January 31,
                                              -----------                            -----------
                                             (in thousands)                        (in thousands)
                                        2002                2001               2002               2001
                                        ----                ----               ----               ----
         United States                     $ 11,507            $ 10,499           $ 23,446           $ 22,106
         Canada                                 885                 949              1,700              1,770
                                         ----------          ----------        -----------        -----------

         Total                             $ 12,392            $ 11,448           $ 25,146           $ 23,876
                                           ========            ========           ========           ========

      At January 31, 2002 and July 31, 2001, the net assets of the Company located in Canada totaled $1,282,000 and $1,404,000, respectively.

4.       Indebtedness

      At January 31, 2002, the Company owed $350,000 to a commercial bank. The Company is obligated to make principal payments of $100,000, plus accrued interest, on the 15th day of each month until May 15, 2002, when the remaining balance of $50,000 is due and payable.

      On December 19, 2001, the Company received a $1,500,000 unsecured loan from its major shareholder. The loan bears interest at 10% per annum and is due on June 19, 2002.

      The Company, through its subsidiary Sonus-USA, Inc., has entered into a credit agreement (the "Credit Agreement") with an affiliate of one of the Company's major hearing instrument suppliers. The Credit Agreement, which has a term of seven years, provides for borrowings up to $20,000,000 for the purpose of acquiring hearing care practices. Borrowings bear interest at 6% and may be made until May 31, 2006. No repayment of principal is required during the first two years of the Credit Agreement ending May 31, 2003, after which repayments of principal equal to 20% of the unpaid principal amount existing as of the immediately preceding May 31 are due during each year ending May 31, 2004, 2005, 2006, 2007, and 2008, when the remaining balance is due in full. As of January 31, 2002, the amount outstanding under the Credit Agreement was $5,000,000.
Sonus-USA, Inc. has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records

(including customer lists) acquired with the proceeds of borrowings. The line of credit requires the Company to comply with certain financial and non-financial covenants. At January 31, 2002, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement, giving the lender the right to terminate the Credit Agreement and declare the entire outstanding balance to be immediately due and payable. Therefore, the entire
$5,000,000 balance outstanding at January 31, 2002, was classified as short-term. At January 31, 2002, the Company had restricted cash and cash equivalents of $4,354,000 as a result of borrowings under the Credit Agreement. On March 6, 2002, the Company voluntarily repaid $4,000,000 of the total outstanding debt, through the use of such restricted cash and cash equivalents, in order to reduce its interest costs.

5.       Income Taxes

      Due to net operating loss carryforwards for tax purposes, and a taxable loss, no income tax provision is recorded for the three and six-month periods ended January 2002 and 2001.

6.       Restatement

      During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting for revenue recognition retroactively to August 1, 2000. Based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), the Company concluded that when the sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue upon the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Deferred revenue of $207,000 and $347,000 included in the cumulative effect was recognized as revenue in the three months ended January 31, 2002 and 2001, respectively, and deferred revenue of $440,000 and $758,000 included in the cumulative effect was recognized as revenue in the six months ended January 31, 2002 and 2001, respectively.

      In addition to the change in its method of accounting described above, during the fourth quarter of the year ended July 31, 2001, the Company also made other adjustments that were material to the results of the quarter ended January 31, 2001. These adjustments related to the recording of deemed dividends on convertible securities and the reduction of revenue based on management's revised estimate of contractual adjustments.

      The adjustments described above increased the net loss attributable to common shareholders for the three and six-month periods ended January 31, 2001, as follows:


                                                                       Three months ended          Six months ended
                                                                        January 31, 2001           January 31, 2001
                                                                        ----------------           ----------------
                                                                                     (in thousands)

  Change in accounting for revenue under SAB 101                             $        4               $   2,224
  Beneficial conversion related to warrant modification                           1,554                   1,554
  Quarterly  effect of deemed  dividends to  preferred  shareholder
  upon contingency resolution                                                       297                   5,187
  Reduction  of  revenues  due to change in  contractual  allowance
  estimate                                                                          918                   1,946
                                                                              ---------              ----------
                                                                                $ 2,773                $ 10,911
                                                                                =======                ========

These adjustments increased the net loss per share attributable to common shareholders (basic and diluted) by $1.34 and $1.79 for the three and six-month periods ended January 31, 2001, and increased the Company's accumulated deficit as of January 31, 2001, by $4,170,000.

7.       Computation of Loss Per Share

      Basic and diluted loss per share are computed using the weighted-average number of common shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share because their effect is anti-dilutive due to the Company's net losses.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

      The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect amounts reported in the financial statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.

      Revenue Recognition. The Company recognizes revenue from the sale of products at the time of delivery of the product and acceptance by the customer. Amounts received from customers in advance of the delivery of the products are recorded as customer deposits. Revenue from diagnostic hearing care services is recognized at the date the service is performed. Under certain product sales, the customer receives the right to future hearing care and diagnostic services and free batteries. The Company defers revenue related to these obligations based on their fair value and recognizes such revenue over one to three years, the period during which the obligations are discharged. Revenue related to revenue sharing arrangements with respect to supplier sales to members of The Sonus Network is recognized when earned. Revenue from the sale of extended warranties is deferred and recognized over the one-year term of the warranties.

      A portion of the Company's revenue is from third-party insurers and government agencies. Any restrictions imposed by these parties on the frequency with which hearing products may be replaced or upgraded or services may be obtained, or any decreases in the amounts reimbursed will have a negative impact on the Company's operating results. In addition, a portion of the Company's revenue comes from the Medicare and Medicaid programs. Laws and regulations governing these programs are complex and subject to interpretation. Any failure or alleged failure of the Company to comply with the applicable laws and regulations of these programs could result in sanction or penalties, including exclusion of the Company from participation in these and other government health care programs.

      Allowance for Contractual Adjustments and Reserve for Sales Returns. In order to reduce gross product and service revenue to the estimated net realizable amounts due from customers, the Company estimates an allowance for contractual adjustments in the period products are sold and diagnostic hearing services are provided. Gross product revenue is also reduced by a provision for estimated sales returns at the time of sale. These estimates may change by a material amount in the future. The allowance for contractual adjustments and the reserve for sales returns are adjusted in future periods as final settlements with third parties are determined.

      Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts based on historical collections of accounts receivable. The primary risk of collection is with self-pay customer accounts where primary insurance has paid a portion of the bill but the customer is responsible for the remaining balance. The Company continually monitors its accounts receivable balances. If the financial condition of the self-pay customers deteriorates, additional allowances may be required.

      Goodwill and Intangible Asset Impairment. In assessing the recoverability of the Company's goodwill and other intangibles, the Company makes certain assumptions regarding estimated future cash flows and the determination of related estimated useful lives. Changes in the Company's strategy or market conditions may result in the Company recording an impairment charge for these assets. To date, no impairment change has been recorded. The Company will adopt the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles Assets" ("SFAS No. 142") and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective August 1, 2002. The adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. Because any change resulting from the adoption of SFAS No. 142 is highly dependent upon the market value of the Company's capital stock at the date of adoption, the Company is unable to determine the impact, if any, that such adoption will have on its results. Adoption of SFAS No. 142 will also cause the Company to cease the amortization of goodwill, which totaled $347,000 and $704,000 for the three and six-month periods ended January 31, 2002, respectively. The Company is currently assessing the impact of SFAS No. 144.

      Legal Contingencies. The Company is subject to various lawsuits and claims incidental to its business, including professional liability claims. To mitigate a portion of this risk the

Company maintains insurance. In consultation with its legal counsel, the Company accrues an estimate of the probable costs to resolve these matters when it has been determined that an unfavorable outcome is likely and the amount can be reasonably estimated. This estimate may change in the future as additional information becomes available.

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

      Revenues. Total revenues for the three months ended January 31, 2002, were $12,392,000, representing a 8% increase over revenues of $11,448,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers was down 1% for the three months ended January 31, 2002, compared to the three months ended January 31, 2001, reflecting a slowing economy and decreased sales in the hearing aid industry. Product revenues were $8,541,000 for the three months ended January 31, 2002, up 4% from $8,216,000 for the same period in fiscal 2001. Product revenues represented 69% and 72% of total revenues for the three-month periods ended January 31, 2002 and 2001, respectively. Audiological service revenues increased 21% to $1,289,000 for the three months ended January 31, 2002, from $1,069,000 for the comparable period in fiscal 2001. Other revenues increased 18% to $2,562,000 for the three months ended January 31, 2002, from $2,163,000 for the three months ended January 31, 2001. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members.

      Product Gross Profit. Product gross profit for the three months ended January 31, 2002, was $5,185,000 or 61% of product revenues, compared to $4,765,000 or 58% of product revenues for the comparable period in fiscal 2001. The increase in product gross profit percentage was due to increased sales of higher margin hearing aids.

      Clinical Expenses. Clinical expenses for the three months ended January 31, 2002, were $5,013,000, representing a 10% increase over clinical expenses of $4,551,000 for the comparable period in fiscal 2001. As a percentage of combined product and service revenue, clinical expenses increased to 51% for the three months ended January 31, 2002, compared to 49% for the three months ended January 31, 2001. The increase was primarily the result of increased marketing expenses of $207,000, as well as increased personnel expenses of $207,000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

      Provision for Doubtful Accounts. The provision for doubtful accounts increased to $373,000 for the three months ended January 31, 2002, compared to $219,000 for the three months ended January 31, 2001. The increase resulted from the write-off of receivables from two shareholders totaling $205,000.

      General and Administrative Expenses. As a percentage of net revenues, general and administrative expenses increased to 31% for the three-month period ended January 31, 2002, versus 25% for the same period in the prior fiscal year. General and administrative expenses increased 34% from $2,902,000 for the three months ended January 31, 2001, to $3,903,000 for the three months ended January 31, 2002. The increase in general and administrative expenses was primarily due to increases of $318,000 in personnel costs related to building the appropriate infrastructure to support the growth of the Company and $177,000 and $410,000 in additional personnel and advertising costs, respectively, related to The Sonus Network.

      Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense decreased to 8% for the three months ended January 31, 2002, from 9% for the three months ended January 31, 2001. Depreciation and amortization expense for the three months ended January 31, 2002, was $984,000, a decrease of 3% over the depreciation and amortization expense of $1,015,000 for the same period in the prior fiscal year. The decrease was due to a decrease in depreciation expense as a result of certain equipment becoming fully depreciated.

      Other Income/Expense. Interest income for the three months ended January 31, 2002, increased to $28,000 from $14,000 for the same period in the prior fiscal year as a result of higher balances of short-term investments. Interest expense for the three months ended January 31, 2002, was $174,000 compared to $72,000 for the three months ended January 31, 2001, reflecting borrowings by the Company under its line of credit and an increase in other interest-bearing obligations. The Company had $15,000 in other expense for the three months ended January 31, 2002, compared to other income of $554,000 for the three months ended January 31, 2001, which resulted from the settlement of a lawsuit brought by the Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

      Revenues. Total revenues for the six months ended January 31, 2002, were $25,146,000, representing a 5% increase over revenues of $23,876,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers was down 5% for the six months ended January 31, 2002, compared to the six months ended January 31, 2001, reflecting a slowing economy and decreased sales in the hearing aid industry. Product revenues were $16,843,000 for the six months ended January 31, 2002, down 5% from $17,784,000 for the same period in fiscal 2001. Product revenues represented 67% and 74% of total revenues for the six-month periods ended January 31, 2002 and 2001, respectively. Audiological service revenues increased 15% to $2,517,000 for the six months ended January 31, 2002, from $2,187,000 for the comparable period in fiscal 2001. Other revenues increased 48% to $5,786,000 for the six months ended January 31, 2002, from $3,905,000 for the six months ended January 31, 2001. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members.

      Product Gross Profit. Product gross profit for the six months ended January 31, 2002, was $10,177,000 or 60% of product revenues, compared to $9,998,000 or 56% of product revenues for the comparable period in fiscal 2001. The increase in product gross profit percentage was due to increased sales of higher margin hearing aids.

      Clinical Expenses. Clinical expenses for the six months ended January 31, 2002, were $10,252,000, representing a 10% increase over clinical expenses of $9,345,000 for the comparable period in fiscal 2001. As a percentage of combined product and service revenue, clinical expenses increased to 53% for the six months ended January 31, 2002, compared to 47% for the six months ended January 31, 2001. The increase was primarily the result of increased marketing expenses of

$296,000, as well as increased personnel expenses of $477,000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the clinic level.

      General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 31% for the six-month period ended January 31, 2002, versus 25% for the same period in the prior fiscal year. General and administrative expenses increased 32% from $5,976,000 for the six months ended January 31, 2001, to $7,914,000 for the six months ended January 31, 2002. The increase in general and administrative expenses was primarily due to increases of $635,000 in personnel costs related to building the appropriate infrastructure to support the growth of the Company and $296,000 and $787,000 in additional personnel and advertising costs, respectively, related to The Sonus Network.

      Provision for Doubtful Accounts. The provision for doubtful accounts increased to $528,000 for the six months ended January 31, 2002, compared to $401,000 for the six months ended January 31, 2001. The increase resulted from the write-off of receivables from two shareholders totaling $205,000.

      Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense decreased to 7% for the six months ended January 31, 2002, from 8% for the six months ended January 31, 2001. Depreciation and amortization expense for the six months ended January 31, 2002, was $1,820,000, a decrease of 9% over the depreciation and amortization expense of $2,001,000 for the same period in the prior fiscal year. The decrease was due to a decrease in depreciation expense as a result of certain equipment becoming fully depreciated.

      Other Income/Expense. Interest income for the six months ended January 31, 2002, increased to $96,000 from $34,000 for the same period in the prior fiscal year as a result of higher balances of short-term investments. Interest expense for the six months ended January 31, 2002, was $297,000 compared to $156,000 for the six months ended January 31, 2001, reflecting borrowings by the Company under its line of credit and an increase in other interest-bearing obligations. The Company had $49,000 in other expense for the six months ended January 31, 2002, compared to other income of $531,000 for the six months ended January 31, 2001, which resulted primarily from the settlement of a lawsuit brought by the Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

Cumulative Effect of Change in Accounting Principle.

      During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting for revenue recognition retroactively to August 1, 2000. Based on guidance provided in SAB 101, the Company concluded that when a sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue upon the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Deferred revenue of $440,000 and $758,000 included in the cumulative effect was recognized as revenue in the six months ended January 31, 2002 and 2001, respectively.

Deemed Dividend to Preferred Shareholder.

      On issuance, the Company's 2,500,000 outstanding Series B Convertible Preferred Shares (the "Series B Shares") were convertible into common shares on a one for one basis. However, the terms of the of the Series B Shares provide that after October 31, 2000, the conversion rate is subject to upward adjustment each fiscal quarter until the Company attains specified quarterly earnings targets. The amount of such quarterly adjustment is based on a factor of 2% of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5% beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive quarters, no further adjustment to the conversion price will be made. Additionally, the conversion price was subject to further adjustment if the Company failed to collect certain receivables prior to July 31, 2000. Because the Company failed to collect certain of these receivables and has not met the quarterly earnings targets, the conversion rate has been adjusted such that the number of common shares issuable on conversion of all Series B Shares increased by 80,584 shares and 74,447 shares during the quarters ended January 31, 2002 and 2001, respectively. At January 31, 2002, Series B Shares were convertible into 4,109,802 common shares. The Emerging Issues Task Force consensus 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" provides that contingent beneficial conversion features are to be recognized when the contingencies are resolved. Accordingly, the Company recorded a deemed dividend to the holder of Series B Shares in the amount of $322,000 and $297,000 during the quarters ended January 31, 2002 and 2001, respectively. For the six-month periods ended January 31, 2002 and 2001, the deemed dividend was $638,000 and $5,187,000 respectively.

      In fiscal 2001, the Company adopted the Emerging Issues Task Force consensus 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" (EITF 00-27). Upon the adoption of EITF 00-27, management concluded that the Series B Shares contained an additional beneficial conversion feature requiring the allocation of the proceeds from the sale of the Series B Shares in October 1999 between the relative fair value of the Series B Shares and a related modification of warrants to purchase common shares held by the holder of the Series B Shares. Accordingly, commensurate with the adoption of EITF 00-27, the Company recorded an additional deemed dividend to the holder of the Series B Shares in the amount of $1,554,000 for the quarter ended January 31, 2001.

Income Taxes

      Due to net operating loss carryforwards for tax purposes, and a taxable loss, no income tax provision is recorded for the three and six-month periods ended January 2002 and 2001.

Liquidity and Cash Reserves

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

      For the three months ended January 31, 2002, net cash used in operating activities was $1,503,000 compared to $603,000 for the three months ended January 31, 2001. Net cash used in operating activities for the three months ended January 31, 2002 resulted primarily from a net loss of $1,398,000, and decreases in accounts payable, other accrued liabilities, and customer deposits of $1,961,000, $492,000, and $70,000, respectively, offset by decreases in accounts receivable, other receivables, and inventory of $405,000, $231,000, and $224,000, respectively, and an increase in accrued payroll of $171,000, as well as non-cash depreciation and amortization and provision for doubtful accounts of $984,000 and $373,000, respectively. Net cash used in operating activities for the three months ended January 31, 2001, was attributable to the net loss of $194,000, and increases in accounts receivable, other receivables, inventory, and prepaid expenses of $1,100,000, $1,297,000, $231,000 and $61,000, respectively. This was offset by an increase in accounts payable, customer deposits and accrued payroll of $706,000, $99,000, and $221,000, respectively, and non-cash depreciation and amortization and provision for doubtful accounts of $1,015,000 and $219,000, respectively.

      Net cash used in investing activities in the three months ended January 31, 2002, was $68,000, consisting primarily of the purchase of property and equipment of $114,000, offset by the sale of restricted acquisition funds of $74,000. In the three months ended January 31, 2001, net cash used in investing activities was $161,000, consisting primarily of the purchase of property and equipment of $124,000 and net cash paid on business acquisitions of $30,000.

      Net cash provided by financing activities was $1,234,000 in the three months ended January 31, 2002, consisting primarily of advances of long-term debt and capital lease obligations of $112,000, an advance of a short-term note payable from a related party of $1,500,000, advances of bank loans and short-term notes payable of $100,000, repayments of bank loans and short-term notes payable of $262,000, and repayments of long-term debt and capital lease obligations of $216,000. Net cash provided by financing activities was $48,000 in the three months ended January 31, 2001, consisting of repayments of long-term debt and capital lease obligations of $527,000, advances of bank loans and short-term notes payable of $600,000, and the repurchase of common stock of $25,000.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

      For the six months ended January 31, 2002, net cash used in operating activities was $1,098,000 compared to net cash provided from operating activities of $823,000 for the six months ended January 31, 2001. Net cash used in operating activities for the six months ended January 31, 2002, resulted primarily from a net loss of $2,284,000, and decreases in accounts payable, other accrued liabilities, and accrued payroll of $1,545,000, $493,000, and $222,000, respectively, offset by decreases in accounts receivable, other receivables, and inventory of $796,000, $207,000, and $129,000, respectively, along with non-cash depreciation and amortization and provision for doubtful accounts of $1,820,000 and $528,000, respectively. Net cash provided by operating activities for the six months ended January 31, 2001, was primarily attributable to an increase in accounts payable, customer deposits, and other accrued liabilities of $2,621,000, $276,000, and $274,000, respectively, and non-cash depreciation and amortization and provision for doubtful accounts of $2,001,000 and $401,000, respectively, which was offset by a net loss of $3,338,000 and increases in accounts receivable, other receivables, inventory, and prepaid expenses of $1,792,000, $1,607,000, $50,000 and $206,000, respectively.

      Net cash used in investing activities in the six months ended January 31, 2002, was $133,000, consisting primarily of the purchase of property and equipment of $223,000 and net cash paid on business acquisitions of $375,000, offset by the sale of investments of $520,000. In the six months ended January 31, 2001, net cash used in investing activities, was $379,000, consisting of the purchase of property and equipment of $338,000 and net cash paid on business acquisitions of $41,000.

      Net cash provided by financing activities was $1,148,000 in the six months ended January 31, 2002, consisting of advances of bank loans and short-term notes payable, an advance of a short-term note payable from a related party, and advances of long-term debt and capital lease obligations of $100,000, $1,500,000 and $324,000, respectively, offset by repayments of bank loans and short-term notes payable of $262,000, repayments of long-term debt and capital lease obligations of $464,000, and the repurchase of common stock of $50,000. Net cash used in financing activities was $588,000 in the six months ended January 31, 2001, consisting of repayments of long-term debt and capital lease obligations of $1,138,000 and the repurchase of common stock of $50,000, offset by advances of bank loans and short-term notes payable of $600,000.

      The Company's operations, as well as the hearing industry in general, have been and continue to be adversely impacted by the economic slowdown. Historically, the Company has generated losses and negative cash flows from operations and as a result has been required to periodically obtain additional cash through debt and equity financings. The Company expects to continue to generate losses and negative cash flows from its operations for at least the next two fiscal quarters. Significant additional revenues, which will result in additional receivables and inventory, will be required to achieve profitability. Accordingly, the Company must carefully monitor these assets to minimize the resources invested in them. To date, certain management information system limitations have limited the effectiveness of the Company's efforts in this area.

      To alleviate the above conditions, the Company has continued to work with its Company-owned clinics to improve profitability and cash flow through changes in product mix and personnel, as well as through cost controls. The Company also continues to expand the number of members of The Sonus Network and has commenced a significant effort to reduce its receivables and improve its management information system. The Company believes that these actions, together with cash on-hand and the expected working capital commitment of its major investor, will provide sufficient cash for the Company. However, continuation of the economic slowdown or other factors outside the Company's control may have a negative impact on its ability to generate sales, collect receivables, obtain the expected working capital from its major investor, or otherwise execute its business plan, any of which may in turn have a material adverse effect on its operations.

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.

      As of January 31, 2002 and July 31, 2001, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $5,573,000 and $6,193,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At January 31, 2002 and July 31, 2001, the Company had debt and capital lease obligations that totaled $8,874,000 and $7,542,000, respectively. Except for its bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      The annual and special general meeting of the Company's shareholders was held on January 17, 2002 (the "Annual Meeting"). At the Annual Meeting, the number of directors of the Company was fixed at eight (until such time as the directors of the Company determine by resolution to appoint one or more additional directors in accordance with the Company's Articles) by the following vote: 11,608,607 for; 3,585 against or withheld; 480 abstentions and broker non-votes.

      The following directors were elected at the Annual Meeting to serve until the next annual general meeting:

                                                                   Abstentions
                                                                   and Broker
                                      For         Withheld         Non-votes
                                      ---         --------         ---------
Joel Ackerman                       11,609,972       3,200              0
Haywood D. Cochrane, Jr.            11,609,972       2,700              0
Leslie H. Cross                     11,609,972       3,200              0
Brandon M. Dawson                   11,609,972      10,200              0
Michael T. Fiore                    11,609,972       2,700              0
Daniel J. Kohl                      11,609,972       3,200              0
Gregory G. Schott                   11,609,972       2,700              0
David J. Wenstrup                   11,609,972       3,200              0

      At the Annual Meeting, Ernst & Young LLP was approved as independent auditors of the Company and the board of directors was authorized to fix the auditors' remuneration by the following vote: 11,609,617 for; 600 against or withheld; and 2,455 abstentions and broker non-votes. In addition, a resolution approving the amendment of the Company's Second Amended and Restated Stock Award Plan to authorize the issuance of up to 4,500,000 common shares of the Company under the plan was approved by the following vote: 7,223,701 for; 29,030 against or withheld; and 4,355,286 abstentions and broker non-votes.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) The exhibits filed as part of this report are listed in the accompanying exhibit index.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended January 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SONUS CORP.

                                            By: /s/ Mark Richards
                                                --------------------------------
                                                Mark Richards
                                                Senior Vice President and Chief
                                                Financial Officer
                                               (Principal Financial and
                                                Accounting Officer
                                                and Authorized Signatory)



DATED:  March 18, 2002

                                  EXHIBIT INDEX

 Exhibit
  Number                      Description of Exhibit
 -------                      ----------------------

10.1 Second Amendment to Employment Agreement effective December 20, 2001, between the Company and Brandon M. Dawson.