Form 10-Q
period 2002-04-30
SONUS CORP
filed 2002-06-14
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarterly Period Ended April 30, 2002

                         Commission File Number 1-13851


                                   SONUS CORP.
             (Exact name of registrant as specified in its charter)


               Yukon Territory, Canada                 Not Applicable
         (State or other jurisdiction of       IRS Employer Identification No.)
         incorporation or organization)


            111 S.W. Fifth Avenue, Suite 1620, Portland, Oregon 97204
                    (Address of principal executive offices)


Registrant's telephone number, including area code: 503-225-9152


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,127,228 Common Shares, without par or nominal value, outstanding as of June 10, 2002.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  April 30,     July 31,
                                                    2002         2001
                                                 ----------   ---------
                                                (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                    $ 2,050     $ 1,317
     Restricted cash and cash equivalents             661       3,870
     Restricted securities available for sale         ---       1,006
     Accounts receivable, net of allowance for
       doubtful accounts of $1,546 and $1,501,
       respectively                                 3,420       4,797
     Inventory, net                                   621       1,073
     Prepaid expenses                                 707         665
     Other receivables                              2,237       2,419
                                                ----------   ---------
             Total current assets                   9,696      15,147

Property and equipment, net                         5,006       6,357
Goodwill, net                                      15,877      17,419
Covenants not to compete, net                         947       1,142
Other assets                                          691         234
                                                ----------   ---------

                                                 $ 32,217    $ 40,299
                                                ==========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $ 7,059     $ 8,382
     Customer deposits                                208         378
     Bank loans                                       200         600
     Accrued payroll                                1,760       1,889
     Other accrued liabilities                        793       1,462
     Deferred revenue                               1,663       1,763
     Note payable to related party                  1,500         ---
     Capital lease obligations, current portion       286         261
     Long-term debt, current portion                1,709       5,820
                                                ----------   ---------
             Total current liabilities             15,178      20,555

Deferred revenue                                      866         854
Capital lease obligations, less current portion       414         201
Long-term debt, less current portion                  607         660
                                                ----------   ---------
             Total liabilities                     17,065      22,270
                                                ----------   ---------

Shareholders' equity:
     Series A convertible preferred stock,
      no par value per share, 2,666,666
      shares authorized, issued, and
      outstanding (liquidation preference
      of $21,915)                                  15,701      15,701
     Series B convertible preferred stock,
      no par value per share, 2,500,000
      shares authorized, issued, and
      outstanding (liquidation preference
      of $12,161)                                  16,628      15,661
     Common stock, no par value per share,
      unlimited number of shares authorized,
      6,127,228 issued and outstanding
      (6,156,164 at July 31, 2001)                  8,078       9,095
     Notes receivable from shareholders               ---        (168)
     Accumulated deficit                          (25,002)    (22,055)
     Accumulated other comprehensive loss            (253)       (205)
                                                ----------   ---------
             Total shareholders' equity            15,152      18,029
                                                ----------   ---------
                                                 $ 32,217    $ 40,299
                                                ==========   =========

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                               Three months ended                 Nine months ended
                                                   April 30,                           April 30,
                                              --------------------              --------------------
                                               2002        2001                    2002        2001
                                              --------    --------              --------    --------
                                                        (as restated)                      (as restated)
Revenues:
     Product                                   $10,324    $7,879                $ 27,167   $  25,663
     Service                                     1,227     1,095                   3,744       3,282
     Other                                       3,291     3,096                   9,077       7,001
                                               --------   --------              --------    --------
Net revenues                                    14,842    12,070                  39,988      35,946

Costs and expenses:
     Cost of products sold                       4,466     3,304                  11,132      11,090
     Clinical expenses                           4,834     4,926                  15,086      14,271
     Provision for doubtful accounts               191       287                     719         688
     General and administrative expenses         4,128     3,375                  12,042       9,351
     Goodwill impairment                            48       -                        48           -
     Depreciation and amortization                 921       915                   2,741       2,916
                                              --------    --------              --------    --------

Total costs and expenses                       14,588     12,807                  41,768      38,316
                                              --------    --------              --------    --------

Loss from operations                              254       (737)                 (1,780)     (2,370)

Other income (expense):
      Interest income                              14          6                     110          40
      Interest expense                           (119)       (86)                   (416)       (242)
      Loss from sales of centers                  (645)        --                    (645)         --
      Other, net                                 (167)         1                    (216)        532
                                              --------    --------               --------    --------

Loss before cumulative effect of change in
accounting principle                             (663)       (816)                (2,947)     (2,040)

Cumulative effect of change in
accounting principle                               --          --                     --       2,114)
                                              --------    --------              --------     --------

Net loss                                         (663)       (816)                (2,947)     (4,154)

Deemed dividend to preferred shareholder         (329)       (304)                  (967)     (7,045)
                                              --------    --------              --------    --------

Net loss attributable to common shareholders  $  (992)   $ (1,120)             $  (3,914)  $ (11,199)
                                              ========    ========              ========    ========

Net loss per share of common stock
 (basic & diluted):
Loss per share before cumulative effect
  of change in accounting principle and
  deemed dividend to preferred shareholder    $  (0.11)   $ (0.13)              $  (0.48)  $   (0.34)

Cumulative effect of change in accounting
  principle                                   $     --    $    --               $     --   $   (0.35)

Deemed dividend to preferred shareholder      $ (0.05)    $ (0.05)              $  (0.16)  $   (1.15)
                                               --------    --------             --------    --------

Net loss attributable to common shareholders  $ (0.16)    $ (0.18)              $  (0.64)  $   (1.84)
                                              ========    ========              ========    ========

Weighted average shares outstanding             6,127       6,136                  6,128       6,103

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Nine months ended
                                                                 April 30,
                                                            ------------------
                                                               2002      2001
                                                            ------------------
                                                                   (as restated)
Cash flows from operating activities:
     Net loss                                              $ (2,947)  $ 4,154
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Provision for bad debt expense                        719       688
          Goodwill impairment                                    48       --
          Depreciation and amortization                       2,741     2,916
          Provision for slow-moving inventory                    31       --
          Deferred revenue                                      (87)       74
          Loss from sales of centers                            645       --
          Cumulative effect of change in
             accounting principal                               --      2,114
          Changes in operating assets and liabilities:
          Accounts receivable                                   816      (920)
          Other receivables                                     138    (1,478)
          Inventory                                             419      (294)
          Prepaid expenses                                      (58)     (195)
          Other assets                                           28        --
          Accounts payable                                   (1,309)    2,243
          Customer deposits                                    (158)      (98)
          Accrued payroll                                      (128)        1
          Other accrued liabilities                            (677)      321
                                                           --------  --------
             Net cash provided by operating activities          221     1,218
                                                           --------  --------
Cash flows from investing activities:
     Sale of investment in restricted acquisition funds,net   4,463      --
     Purchase of restricted time deposit                       (250)     --
     Purchase or property and equipment                         (82)    (645)
     Proceeds from sales of centers                              37      --
     Deferred acquisition costs and other, net                  (74)      7
     Net cash paid on business acquisitions                    (375)    (47)
                                                           --------  --------
             Net cash provided by (used in) investing
               investing activities                           3,719     (685)
                                                           --------  --------
Cash flows from financing activities:
     Advances of long-term debt
           and capital lease obligations                       518       228
     Repayments of long-term debt
          and capital lease obligations                     (4,804)   (2,019)
     Deferred financing costs, net                              -         (7)
     Repayments of bank loans and
          short-term notes payable                            (462)       --
     Advance of short-term note payable from
          related party                                      1,500        --
     Advances of bank loans and short-term notes
          payable                                              100        600
     Notes receivable from shareholders                         --        (75)
     Issuance of common stock, net of costs                     --         75
     Repurchase of common stock                               (50)        (50)
                                                           --------  --------
               Net case used in financing activities         (3,198)   (1,248)
                                                           --------  --------

Net increase (decrease) in cash and cash equivalents            742      (715)

Effect on cash and cash equivalents of changes
     in foreign rate                                            (9)       (25)

Cash and cash equivalents, beginning of period               1,317        788

                                                        ----------   ---------
Cash and cash equivalents, end of period                   $ 2,050     $   48
                                                           =======     ======

Supplemental disclosure of cash flow information
  Interest paid during the period                          $   350     $  248
  Non-cash investing and financing activities:
     Issuance and assumption of long-term debt in
      acquisitions                                             135     $  253
     Issuance of common stock on exercise of options through
        shareholder loan                                       ---     $   75
     Deemed dividends to preferred shareholder             $   967         --
     Acquisition of clinical equipment and computer
        hardware with capital lease obligations            $   186         --
     Notes receivable created from sales of centers        $   469         --

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

2.       Comprehensive Loss

                                               Three months ended                     Nine months ended
                                                   April 30,                              April 30,
                                                   -----------                           -----------
                                                 (in thousands)                        (in thousands)
                                             2002               2001               2002               2001
                                             ----               ----               ----               ----
Net loss                                 $   (663)          $   (816)         $   (2,947)        $   (4,154)

Other comprehensive income (loss),
net of tax:
Foreign currency translation
adjustments                                    --                 30                 (46)               (38)
Unrealized gain (loss) on securities
available for sale                            ---                 ---                 (2)               ---
                                      -------------        -----------      --------------     --------------

Comprehensive loss                       $    (663)          $   (786)         $   (2,995)        $   (4,192)
                                        ===========          =========        ============       ============

3.       Segment Information

     The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows:



                                           Three months ended                     Nine months ended
                                               April 30,                              April 30,
                                               ---------                              ---------
                                             (in thousands)                        (in thousands)
                                        2002                2001               2002               2001
                                        ----                ----               ----               ----
         United States               $ 13,849            $ 11,514           $ 37,295           $ 33,620
         Canada                           993                 556              2,693              2,326
                                   ----------          ----------        -----------        -----------

         Total                       $ 14,842            $ 12,070           $ 39,988           $ 35,946
                                     ========            ========           ========           ========



     At April 30, 2002 and July 31, 2001, the net assets of the Company located in Canada totaled $1,303,000 and $1,404,000, respectively.

4.   Indebtedness

     At April 30, 2002, the Company owed $200,000 to a commercial bank. The Company is making monthly interest payments on the loan, which is due and payable, and negotiating with the bank regarding the terms of repayment of the principal amount.

     At April 30, 2002, the Company was indebted to its major shareholder in the amount of $1,500,000 pursuant to an unsecured promissory note dated December 19, 2002. The note bears interest at 10% per annum and is due on June 19, 2002. The Company is currently negotiating to have $750,000 of the debt extended beyond June 19, 2002.

     The Company,  through its  subsidiary  Sonus-USA,  Inc., has entered into a credit agreement (the "Credit Agreement") with an affiliate of one of the Company's major hearing instrument suppliers. The Credit Agreement, which has a term of seven years, provides for borrowings up to $20,000,000 for the purpose of acquiring hearing care practices. Borrowings bear interest at 6% and may be made until May 31, 2006. No repayment of principal is required during the first two years of the Credit Agreement ending May 31, 2003, after which repayments of principal equal to 20% of the unpaid principal amount existing as of the immediately preceding May 31 are due during each year ending May 31, 2004, 2005, 2006, 2007, and 2008, when the remaining balance is due in full. As of April 30, 2002, the amount outstanding under the Credit Agreement was $1,000,000. Sonus-USA, Inc. has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. The line of credit requires the Company to comply with certain financial and non-financial covenants. At April 30, 2002, the Company was in violation of the fixed charge coverage ratio covenant under the Credit Agreement, giving the lender the right to terminate the Credit Agreement and declare the entire outstanding balance to be immediately due and payable. Therefore, the entire $1,000,000 balance outstanding at April 30, 2002, was classified as short-term. At April 30, 2002, the Company had restricted cash and cash equivalents of $361,000 as a result of borrowings under the Credit Agreement.

5.   Income Taxes

     Due to net operating loss carryforwards for tax purposes, and a taxable loss, no income tax provision is recorded for the three and nine-month periods ended April 30, 2002 and 2001.

6.   Restatement

     During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting for revenue recognition retroactively to August 1, 2000. Based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), the Company concluded that when the sale of a hearing instrument is coupled with the performance of future services or obligations for free batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue upon the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Deferred revenue of $172,000 and $298,000 included in the cumulative effect was recognized as revenue in the three months ended April 30, 2002 and 2001, respectively, and deferred revenue of $612,000 and $1,056,000 included in the cumulative effect was recognized as revenue in the nine months ended April 30, 2002 and 2001, respectively.

     In addition to the change in its method of accounting described above, during the fourth quarter of the year ended July 31, 2001, the Company also made other adjustments that were material to the results of the quarter ended April 30, 2001. These adjustments related to the recording of deemed dividends on convertible securities, an additional accrual for marketing expenses based on changes in management's estimates, and the reduction of revenue based on management's revised estimate of contractual adjustments.

     The adjustments described above increased and (decreased) the net loss attributable to common shareholders for the three and nine-month periods ended April 30, 2001, as follows:


                                                                       Three months         Nine months
                                                                         ended                ended
                                                                       April 30, 2001      April 30, 2001
                                                                       --------------      --------------
                                                                                  (in thousands)

  Change in accounting for revenue under SAB 101                        $        (36)         $   2,188
  Beneficial conversion related to warrant modification                          ---              1,554
  Quarterly  effect of deemed  dividends to  preferred
  shareholder upon contingency resolution                                        304              5,491
  Additional marketing expenses accrual                                           25                 25
  Reduction  of  revenues  due to change in  contractual
  allowance estimate                                                             854              2,800
                                                                           ---------         ----------
                                                                             $ 1,147           $ 12,058
                                                                             =======           ========

These adjustments increased the net loss per share attributable to common shareholders (basic and diluted) by $0.18 and $1.98 for the three and nine-month periods ended April 30, 2001, and increased the Company's accumulated deficit as of April 30, 2001, by $5,013,000.

7.   Dispositions

     During the nine months ended April 30, 2002, the Company sold nine hearing care centers in six separate transactions. The consideration received by the Company consisted of cash payments of $37,000, promissory notes of $469,000 payable over three to five years, and the assumption of Company liabilities of $9,000. During this period, the Company also closed six centers. As a result of the sales and closures, the Company wrote-off of $133,000 in property and equipment, $38,000 in other assets, and $989,000 in goodwill, and recorded an aggregate loss of $645,000.

8.   Litigation

     Since June 2001, the Company has been engaged in a lawsuit against Siemens Hearing Instruments, Inc. ("Siemens") for breach of a hearing instrument supply agreement. The lawsuit seeks damages in excess of $2,190,000. Siemens has filed a counterclaim against the Company alleging that Siemens is owed $920,000 for hearing instruments purchased by the Company on account, $104,000 for failure to pay a promissory note assumed by the Company, $340,000 for consignment inventory, and $200,000 plus accrued interest for an alleged advance. As this litigation is in the early states of discovery, management, in consultation with outside legal counsel, has not finalized an opinion as to the ultimate outcome.

9.   Separation Agreement

     On March 22, 2002, Brandon M. Dawson resigned as Chairman of the Board of Directors of the Company. In connection with his resignation, the Company entered into a Separation

Agreement and Release of Claims (the "Separation Agreement") with Mr. Dawson that provides for severance pay in the amount of $540,000, payable in substantially equal installments so long as Mr. Dawson fulfills his commitment not to compete with the Company. Mr. Dawson may terminate the noncompetition agreement after March 22, 2003 or on the occurrence of certain events as described in the Separation Agreement. The Company is recognizing this severance expense ratably over the term of the Severance Agreement. Mr. Dawson was also granted an employee option to purchase 400,000 common shares of the Company at an exercise price of $0.38 per share. The Separation Agreement provides that Mr. Dawson, at any time on or prior to March 22, 2004 may, upon the occurrence of events as defined in the Separation Agreement including a change in control of the Company, require the Company to purchase up to 865,000 common shares of Sonus Corp. at a price of $1.50 per share plus the amount of any severance that remains to be paid to Mr. Dawson at the time the Company purchases his common shares (the "Put Option"). The Company may record a charge to operations if an event occurs which would allow Mr. Dawson to exercise the Put Option.

10.  Computation of Loss Per Share

     Basic and diluted loss per share are computed using the weighted-average number of common shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share because their effect is anti-dilutive due to the Company's net losses.

11.  Subsequent Event

     Subsequent to April 30, 2002, the Company settled a professional negligence lawsuit against it and one of its former employees for the sum of $150,000, $25,000 of which was covered by insurance. Of the $125,000 payable by the Company, $62,500 is due currently and $62,500 is due on or before January 7, 2003.


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

     Goodwill and Intangible Asset Impairment. In assessing the recoverability of the Company's goodwill and other intangibles, the Company makes certain assumptions regarding estimated future cash flows and the determination of related estimated useful lives. Changes in the Company's strategy or market conditions may result in the Company recording an impairment charge for these assets. To date, the Company has recorded impairment charges of $106,000. The Company will adopt the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles Assets" ("SFAS No. 142") and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective August 1, 2002. The adoption of SFAS No. 142 will be accounted for as a cumulative effect of change in accounting principle. Because any charge resulting from the adoption of SFAS No. 142 is highly dependent upon the market value of the Company's capital stock at the date of adoption, the Company is unable to determine the impact, if any, that such adoption will have on its results. Adoption of SFAS No. 142 will also cause the

Company to cease the  amortization  of  goodwill,  which  totaled  $331,000  and
$1,035,000  for  the  three  and  nine-month   periods  ended  April  30,  2002,
respectively. The Company is currently assessing the impact of SFAS No. 144.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

     Revenues. Total revenues for the three months ended April 30, 2002, were $14,842,000, representing a 23% increase over revenues of $12,070,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers increased by 32% for the three months ended April 30, 2002, compared to the three months ended April 30, 2001. Product revenues were $10,324,000 for the three months ended April 30, 2002, up 31% from $7,879,000 for the same period in fiscal 2001. Product revenues represented 70% and 65% of total revenues for the three-month periods ended April 30, 2002 and 2001, respectively. Audiological service revenues increased 12% to $1,227,000 for the three months ended April 30, 2002, from $1,095,000 for the comparable period in fiscal 2001. Other revenues increased 6% to $3,291,000 for the three months ended April 30, 2002, from $3,096,000 for the three months ended April 30, 2001.

     Product Gross Profit. Product gross profit for the three months ended April 30, 2002, was $5,858,000 or 57% of product revenues, compared to $4,575,000 or 58% of product revenues for the comparable period in fiscal 2001.

     Clinical Expenses. Clinical expenses for the three months ended April 30, 2002, were $4,834,000, representing a 2% decrease over clinical expenses of $4,926,000 for the comparable period in fiscal 2001. The decrease resulted from a decrease in marketing and other expenses of $443,000 and $53,000, respectively, offset by an increase in personnel expenses of $406,000. As a percentage of combined product and service revenue, clinical expenses decreased to 42% for the three months ended April 30, 2002, compared to 55% for the three months ended April 30, 2001. The percentage decrease was primarily the result of higher revenue over which to absorb fixed costs. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the center level.

     Provision for Doubtful Accounts. The provision for doubtful accounts decreased to $191,000 for the three months ended April 30, 2002, compared to $287,000 for the three months ended April 30, 2001. The decrease resulted from improved collection experience.

     General and Administrative Expenses. As a percentage of net revenues, general and administrative expenses were 28% for the three-month period ended April 30, 2002, consistent with the same period in the prior fiscal year. General and administrative expenses increased 22% from $3,375,000 for the three months ended April 30, 2001, to $4,128,000 for the three months ended April 30, 2002. The increase in general and administrative expenses was primarily due to increases of $281,000 in personnel costs related to building the appropriate infrastructure to support the growth of the Company and $165,000 and $299,000 in additional personnel and marketing costs, respectively, related to The Sonus Network.

     Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense decreased to 6% for the three months ended April 30, 2002, from 8% for the three months ended April 30, 2001. Depreciation and amortization expense for the three months ended April 30, 2002, was $921,000 compared to depreciation and amortization expense of $915,000 for the same period in the prior fiscal year.

     Other Income/Expense. Interest income for the three months ended April 30, 2002, increased to $14,000 from $6,000 for the same period in the prior fiscal year as a result of higher balances of short-term investments. Interest expense for the three months ended April 30, 2002, was $119,000 compared to $86,000 for the three months ended April 30, 2001, reflecting an increase in interest-bearing obligations. For the three months ended April 30, 2002, the Company had $645,000 in losses from the sale of hearing centers located in California, Illinois, Missouri, and Washington, and other expense of $167,000, compared to other income of $1,000 for the three months ended April 30, 2001. The increase in other expense for the three months ended April 30, 2002 resulted primarily from the settlement of a professional negligence lawsuit.

Nine months Ended April 30, 2002 Compared to Nine months Ended April 30, 2001

     Revenues. Total revenues for the nine months ended April 30, 2002, were $39,988,000, representing a 11% increase over revenues of $35,946,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers increased 8% for the nine months ended April 30, 2002, compared to the nine months ended April 30, 2001. Product revenues were $27,167,000 for the nine months ended April 30, 2002, an increase of 6% from $25,663,000 for the same period in fiscal 2001. Product revenues represented 68% and 71% of total revenues for the nine-month periods ended April 30, 2002 and 2001, respectively. Audiological service revenues increased 14% to $3,744,000 for the nine months ended April 30, 2002, from $3,282,000 for the comparable period in fiscal 2001. Other revenues increased 30% to $9,077,000 for the nine months ended April 30, 2002, from $7,001,000 for the nine months ended April 30, 2001. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members.

     Product Gross Profit. Product gross profit for the nine months ended
April 30, 2002, was $16,035,000 or 59% of product revenues, compared to $14,573,000 or 57% of product revenues for the comparable period in fiscal 2001. The increase in product gross profit percentage was due to increased sales of higher margin hearing aids.

     Clinical Expenses. Clinical expenses for the nine months ended April 30, 2002, were $15,086,000, representing a 6% increase over clinical expenses of $14,271,000 for the comparable period in fiscal 2001. As a percentage of combined product and service revenue, clinical expenses remained at 49% for each of the nine-month periods ended April 30, 2002 and 2001. The increase in clinical expenses was primarily the result of increased personnel, occupancy and other expenses of $859,000, $33,000, and $73,000, respectively, offset by a decrease in marketing expenses of $151,000. Clinical expenses include all personnel, marketing, occupancy, and other operating expenses at the center level.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased to $719,000 for the nine months ended April 30, 2002, compared to $688,000 for the nine months ended April 30, 2001. The increase resulted from the write-off of receivables from two shareholders totaling $205,000, offset by improved collection experience.

     General and Administrative Expenses. As a percentage of revenues, general and administrative expenses increased to 30% for the nine-month period ended April 30, 2002, compared to 26% for the same period in the prior fiscal year. General and administrative expenses increased 29% from $9,351,000 for the nine months ended April 30, 2001, to $12,042,000 for the nine months ended April 30, 2002. The increase in general and administrative expenses was primarily due to increases of $916,000 in personnel costs related to building the appropriate infrastructure to support the growth of the Company and $461,000 and $1,086,000 in additional personnel and marketing costs, respectively, related to The Sonus Network.

     Depreciation and Amortization Expense. As a percentage of revenues, depreciation and amortization expense decreased to 7% for the nine months ended April 30, 2002, from 8% for the nine months ended April 30, 2001. Depreciation and amortization expense for the nine months ended April 30, 2002, was $2,741,000, a decrease of 6% over the depreciation and amortization expense of $2,916,000 for the same period in the prior fiscal year. The decrease was due to a decrease in depreciation expense as a result of certain equipment becoming fully depreciated.

     Other Income/Expense. Interest income for the nine months ended April 30, 2002, increased to $110,000 from $40,000 for the same period in the prior fiscal year as a result of higher balances of short-term investments. Interest expense for the nine months ended April 30, 2002, was $416,000 compared to $242,000 for the nine months ended April 30, 2001, reflecting borrowings by the Company under its line of credit and an increase in other interest-bearing obligations. For the nine months ended April 30, 2002, the Company had $645,000 in losses from the sale of hearing centers located in California, Illinois, Missouri, Washington, and New Mexico, and other expense of $216,000 which resulted primarily from the settlement of a professional negligence lawsuit, compared to other income of $532,000 for the nine months ended April 30, 2001, which resulted primarily from the settlement of a lawsuit brought by the Company against Starkey Laboratories, Inc. and other defendants for misappropriation of a customer list owned by the Company.

Cumulative Effect of Change in Accounting Principle.

     During the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting for revenue recognition retroactively to August 1, 2000. Based on guidance provided in SAB 101, the Company concluded that when a sale of a hearing instrument is coupled with the performance of future services or obligations for batteries, revenue related to the fair value of the obligations should be deferred and recognized as revenue as the obligations are discharged. The Company's previous revenue recognition policy was to recognize all revenue upon the sale of hearing instruments, including post-sales services, at the time the hearing instrument was delivered and to accrue the cost of estimated battery replacement. In accordance with SAB 101, the Company recorded a non-cash charge of $2,114,000 (or $0.35 per share, basic and diluted) to reflect the cumulative effect of the change as of August 1, 2000. Deferred revenue of $612,000 and $1,056,000 included in the cumulative effect was recognized as revenue in the nine months ended April 30, 2002 and 2001, respectively.

Deemed Dividend to Preferred Shareholder.

     On issuance, the Company's 2,500,000 outstanding Series B Convertible Preferred Shares (the "Series B Shares") were convertible into common shares on a one for one basis. However, the terms of the of the Series B Shares provide that after October 31, 2000, the conversion rate is subject to upward adjustment each fiscal quarter until the Company attains specified quarterly earnings targets. The amount of such quarterly adjustment is based on a factor of 2% of the original purchase price plus the sum of all prior adjustments until November 1, 2004, increasing in steps thereafter to 4.5% beginning November 1, 2006. Once the Company has met the specified earnings targets for four consecutive quarters, no further adjustment to the conversion price will be made. Additionally, the conversion price was subject to further adjustment if the Company failed to collect certain receivables prior to July 31, 2000. Because the Company failed to collect certain of these receivables and has not met the quarterly earnings targets, the conversion rate has been adjusted such that the number of common shares issuable on conversion of all Series B Shares increased by 82,196 shares and 75,936 shares during the three months ended April 30, 2002 and 2001, respectively. At April 30, 2002, Series B Shares were convertible into 4,191,998 common shares. The Emerging Issues Task Force consensus 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" provides that contingent beneficial conversion features are to be recognized when the contingencies are resolved. Accordingly, the Company recorded a deemed dividend to the holder of Series B Shares in the amount of $329,000 and $304,000 during the three months ended April 30, 2002 and 2001, respectively. For the nine-month periods ended April 30, 2002 and 2001, the deemed dividend was $967,000 and $5,491,000 respectively.

     In fiscal  2001,  the  Company  adopted  the  Emerging  Issues  Task  Force consensus 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" (EITF 00-27). Upon the adoption of EITF 00-27, management concluded that the Series B Shares contained an additional beneficial conversion feature requiring the allocation of the proceeds from the sale of the Series B Shares in October 1999 between the relative fair value of the Series B Shares and a related modification of warrants to purchase common shares held by the holder of the Series B Shares. Accordingly, commensurate with the adoption of EITF 00-27, the Company recorded an additional deemed dividend to the holder of the Series B Shares in the amount of $1,554,000 that is reflected in the nine-month period ended April 30, 2001.

INCOME TAXES

     Due to net operating loss carryforwards for tax purposes, and a taxable loss, no income tax provision is recorded for the three and nine-month periods ended April 30, 2002 and 2001.

LIQUIDITY AND CASH RESERVES

Nine months Ended April 30, 2002 Compared to Nine months Ended April 30, 2001

     For the nine months ended April 30, 2002, net cash provided by operating activities was $221,000 compared to net cash provided from operating activities of $1,218,000 for the nine months ended April 30, 2001. Net cash provided by operating activities for the nine months ended April 30, 2002, resulted primarily from a net loss of $2,947,000 and an increase in prepaid expenses of $58,000, and decreases in accounts payable, other accrued liabilities, customer deposits, and accrued payroll of $1,309,000, $677,000, $158,000, and $128,000, respectively. These uses of cash were offset by decreases in accounts receivable, other receivables, and inventory of $816,000, $138,000, and $419,000, respectively, along with non-cash depreciation and amortization, provision for doubtful accounts and the loss on sales of centers of $2,741,000, $719,000 and $645,000, respectively. Net cash provided by operating activities for the nine months ended April 30, 2001, was primarily attributable to an increase in accounts payable and other accrued liabilities of $2,243,000 and $321,000, respectively, and non-cash depreciation and amortization, provision for doubtful accounts, and the cumulative effect of a change in accounting principle of $2,916,000, $688,000, and $2,114,000, respectively, which was offset by a net loss of $4,154,000 and increases in accounts receivable, other receivables, inventory, and prepaid expenses of $920,000, $1,478,000, $294,000 and $195,000, respectively.

     Net cash provided by investing activities in the nine months ended April 30, 2002, was $3,719,000, consisting primarily of the sale of investment in restricted acquisition funds of $4,463,000 and the proceeds from sales of centers of $37,000, offset by the purchase of a restricted time deposit of $250,000, the purchase of property and equipment of $82,000 and net cash paid on business acquisitions of $375,000. In the nine months ended April 30, 2001, net cash used in investing activities was $685,000, consisting primarily of the purchase of property and equipment of $645,000 and net cash paid on business acquisitions of $47,000.

     Net cash used in financing activities was $3,198,000 in the nine months ended April 30, 2002, consisting of repayments of long-term debt and capital lease obligations of $4,804,000, repayments of bank loans and short-term notes payable of $462,000, and the repurchase of common stock of $50,000, offset by advances of bank loans and short-term notes payable, an advance of a short-term note payable from a related party, and advances of long-term debt and capital lease obligations of $100,000, $1,500,000 and $518,000, respectively. Net cash used in financing activities was $1,248,000 in the nine months ended April 30, 2001, consisting of repayments of long-term debt and capital lease obligations of $2,019,000 and the repurchase of common stock of $50,000, offset by advances of bank loans and short-term notes payable of $600,000 and advances of long-term debt and capital lease obligations of $228,000.

     Historically, the Company has generated losses and negative cash flows from operations and as a result has been required to periodically obtain additional cash through debt and equity financings. Significant additional revenues, which will result in additional receivables and inventory, will be required to achieve profitability. Accordingly, the Company must carefully monitor these assets to minimize the resources invested in them. To date, certain management information system limitations have limited the effectiveness of the Company's efforts in this area. In addition, an advance from the Company's major investor of $1,575,000, including accrued interest, is due on June 19, 2002. The Company is currently negotiating to have $750,000 of the advance extended beyond June 19, 2002. Management expects the Company's available cash to be severely limited in the near future as a result of repaying all or a portion of the advance.

     To alleviate the above conditions, the Company has continued to work with its Company-owned clinics to improve profitability and cash flow through changes in product mix and personnel, as well as through cost controls. The Company also continues to expand the number of members of The Sonus Network and has commenced a significant effort to reduce its receivables and improve its management information system. The Company believes that these actions, together with cash on-hand and the expected working capital commitment of its major investor, will provide sufficient cash for the Company. However, the Company is exploring its strategic alternatives, as factors outside the Company's control may have a negative impact on its ability to generate sales, collect receivables, obtain the expected working capital from its major investor, or otherwise execute its business plan, any of which may in turn have a material adverse effect on its operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of April 30, 2002 and July 31, 2001, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $2,711,000 and $6,193,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At April 30, 2002 and July 31, 2001, the Company had debt and capital lease obligations that totaled $4,716,000 and $7,542,000, respectively. Except for its bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits filed as part of this report are listed in the accompanying exhibit index.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended April 30, 2002.

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



DATED:  June 14, 2002

                                  EXHIBIT INDEX

 Exhibit
  Number                             Description of Exhibit
  ------                             ----------------------

     10.1 Separation Agreement and Release of Claims dated March 22, 2002, between the Company and Brandon M. Dawson.