Form 10-K/A
period 2001-07-31
SONUS CORP
filed 2002-09-12
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                   FORM 10-K/A
                                 Amendment No. 1


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

                                EXPLANATORY NOTE

     Sonus Corp. (the "Company") is filing this Amendment No. 1 on Form 10-K/A as an amendment to its Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (the "Form 10-K"). The purposes of this Amendment are to amend and
restate  in  their   entirety  Items  7,  7A,  8,  and  14  of  the  Form  10-K.

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

o The Company increased the number of employees in its Reimbursement Department from 10 to19.


o A $20,000,000 line of credit with GN Great Nordic A/S, an affiliate of GN ReSound North America Corporation, a major hearing instrument manufacturer, was executed. A related seven-year product supply agreement was executed with GN ReSound North America Corporation. The line of credit provides the Company with capital to pursue acquisition of independent hearing clinics, while the product supply agreement provides for improved pricing and commissions to the Company on hearing instruments.


o Negotiations were initiated with two other major hearing instrument manufacturers for the purpose of securing long-term supply relationships.


o An independent information technology firm, Emerald Delaware, Inc. (dba Emerald Solutions, Inc.), was engaged to assess the Company's information systems and make recommendations for improving the current information systems environment.


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

Liquidity and Cash Reserves

     For the fiscal year ended July 31, 2001, net cash provided by operating activities was $3,005,000 compared to a net use of $2,051,000 for fiscal 2000. Net cash provided by operating activities for fiscal 2001 resulted primarily from increases in accounts payable, other accrued liabilities, deferred revenue, and accrued payroll of $3,189,000, $445,000, $157,000, and $248,000, respectively, a decrease in accounts receivable of $722,000, and the Company's provision for doubtful accounts, provision for slow-moving inventory, and depreciation and amortization expense of $851,000, $78,000, and $3,921,000, respectively. This was offset by the Company's net loss of $7,359,000 and increases in other receivables, inventory, and prepaid expenses of $894,000, $202,000, and $267,000, respectively. For the fiscal year ended July 31, 2000, net cash used in operating activities was $2,051,000. Net cash used in operating activities for fiscal 2000 resulted primarily from the Company's net loss of $3,101,000 and increases in accounts receivable, other receivables, and inventory of $4,971,000, $1,141,000, and $447,000, respectively, offset by increases in accounts payable and accrued payroll of $1,431,000 and $246,000, respectively, and the Company's provision for doubtful accounts of $2,691,000 and depreciation and amortization of $3,109,000.

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


     On May 31, 2001, Sonus-USA entered into a seven-year credit agreement (the "Credit Agreement") with GN Great Nordic A/S, an affiliate of one of theCompany's major hearing instrument suppliers. The Credit Agreement provides for the Company to borrow up to $20,000,000 for the purpose of acquiring independent hearing clinics. The Credit Agreement also allows the Company to borrow up to the greater of $50,000 or 20% of the purchase price of an acquisition for the purpose of paying fees, costs, and expenses related to the acquisition. Borrowings may be made until May 31, 2006. Interest is payable quarterly. No repayments of principal are required during the first two years of the credit agreement ending May 31, 2003. As of July 31, 2001 the Company had $5,000,000 outstanding under the Credit Agreement. All loans bear interest at 6%. Sonus-USA has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. At July 31, 2001, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement. The Credit Agreement was amended on November 19, 2001, to bring the Company into compliance with such covenants, but there can be no assurance that the Company will meet the covenants of the Credit Agreement in the future. As a result, the amount outstanding under the Credit Agreement is classified as short-term.


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

     In July 2000, the Company, through its subsidiaries Sonus-USA and Sonus-Texas, entered into a revolving line of credit agreement with a commercial bank, U.S. Bank National Association. The line of credit, which is primarily secured by accounts receivable, matures on December 3, 2001, and bears interest at the bank's prime rate plus 0.5%. As of July 31, 2001, the Company had borrowed $600,000 under the line of credit. The Company was in violation of certain financial covenants under the line of credit as of July 31, 2001, relating to its net worth, current ratio, and earnings before interest, taxes, depreciation, and amortization. As a result, the unpaid balance of $600,000 was immediately due and payable. However, the bank has waived compliance with such covenants and has agreed to allow the Company to repay the outstanding balance after maturity by making an initial payment of $150,000 on December 3, 2001, and subsequent monthly payments of $100,000 until the amount owing has been paid in full.


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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk


     As of July 31, 2001 and 2000, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $6,193,000 and $788,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At July 31, 2001 and 2000, the Company had debt and capital lease obligations that total $7,542,000 and $3,724,000, respectively. Except for its $600,000 bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.

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


                                    KPMG LLP


Portland, Oregon
November 13, 2000

                                  SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       July 31,              July 31,
                                                                                         2001                  2000
                                                                                   ------------------    -----------------
     ASSETS
Current assets:
     Cash and cash equivalents                                                            $    1,317            $     788
     Restricted cash and cash equivalents                                                      3,870                  ---
     Restricted securities available for sale                                                  1,006                  ---
     Accounts receivable, net of allowance for doubtful
       accounts of $1,501 in 2001 and $3,691 in 2000                                           4,797                6,359
     Inventory, net                                                                            1,073                  952
     Prepaid expenses                                                                            665                  396
     Other receivables                                                                         2,419                1,497
                                                                                   ------------------    -----------------
                     Total current assets                                                     15,147                9,992

Property and equipment, net                                                                    6,357                8,090
Goodwill, net                                                                                 17,419               18,121
Covenants not to compete, net                                                                  1,142                1,557
Other assets                                                                                     234                   24
                                                                                   ------------------    -----------------
                                                                                          $   40,299           $   37,784
                                                                                   ==================    =================

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    8,382           $    5,200
     Customer deposits                                                                           378                  441
     Bank loans                                                                                  600                  ---
     Accrued payroll                                                                           1,889                1,643
     Other accrued liabilities                                                                 1,462                1,014
     Deferred revenues, current portion                                                        1,763                  246
     Capital lease obligations, current portion                                                  261                  289
     Long-term debt, current portion                                                           5,820                2,176
                                                                                   ------------------    -----------------
                       Total current liabilities                                              20,555               11,009

Deferred revenues, less current portion                                                          854                  ---
Capital lease obligations, less current portion                                                  201                  181
Long-term debt, less current portion                                                             660                1,078

Commitments and contingencies

Shareholders'equity:

     Series A convertible preferred stock, no par value per share, 2,666,666 shares authorized, issued, and outstanding (liquidation preference
          of $21,240)                                                                         15,701               15,701
     Series B convertible preferred stock, no par
          value per share, 2,500,000 shares authorized,
          issued, and outstanding (liquidation preference
          of $11,461)                                                                         15,661                8,306
     Common stock, no par value per share, unlimited
          number of shares authorized, 6,156,164 issued
          and outstanding (6,098,706 at July 31, 2000)                                         9,095               16,470
     Notes receivable from shareholders                                                         (168)                 (93)
     Accumulated deficit                                                                     (22,055)             (14,696)
     Accumulated other comprehensive loss                                                       (205)                (172)
                                                                                   ------------------    -----------------
                       Total shareholders' equity                                             18,029               25,516
                                                                                   ------------------    -----------------
                                                                                          $   40,299           $   37,784
                                                                                   ==================    =================

                   See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                Years ended July 31,
                                                                 -------------------------------------------------------
                                                                     2001                2000                 1999
                                                                 --------------      --------------       --------------
Revenues:
     Product                                                     $ 34,997               $37,252              $29,044
     Service                                                        4,539                 3,589                3,392
     Other                                                          9,398                 3,118                1,323
                                                                 --------------      --------------       --------------

Net revenues                                                       48,934                43,959               33,759
Costs and expenses:
     Cost of products sold                                         16,391                12,887               10,766
     Clinical expenses                                             19,904                19,494               17,406
     Provision for doubtful accounts                                  851                 2,691                  389
     General and administrative expenses                           13,248                 8,778                7,583
     Depreciation and amortization                                  3,921                 3,109                2,450
                                                               --------------      --------------       --------------
Total costs and expenses                                           54,315                46,959               38,594
                                                               --------------      --------------       --------------
Loss from operations                                               (5,381)               (3,000)              (4,835)

Other income (expense):
      Interest income                                                 105                   260                  261
      Interest expense                                               (357)                 (342)                (300)
      Other, net                                                      388                   (19)                 (10)
                                                               --------------      --------------       --------------

Loss before cumulative effect of change in
     accounting principle                                          (5,245)               (3,101)              (4,884)
Cumulative effect of change in accounting principle                (2,114)                  ---                  ---
                                                               --------------      --------------       --------------
Net loss                                                           (7,359)               (3,101)              (4,884)

Deemed dividends to preferred shareholder                          (7,355)                  ---                  ---
                                                               --------------      --------------       --------------
Net loss attributable to common shareholders                    $ (14,714)           $   (3,101)           $  (4,884)
                                                               ==============      ==============       ==============
Net loss per share of common stock (basic and diluted):

Loss per share before cumulative effect of change
      in accounting principle and deemed dividends to
      preferred shareholder                                     $   (0.86)           $    (0.51)           $   (0.80)

Cumulative effect of change in accounting principle                 (0.35)                  ---                  ---

Deemed dividends to preferred shareholder
                                                                    (1.20)                  ---                  ---
                                                                 --------------      --------------       --------------
Net loss attributable to common shareholders                    $   (2.41)           $    (0.51)           $   (0.80)
                                                                 ==============      ==============       ==============
Weighted average shares outstanding                                 6,111                 6,083                6,090

Pro  forma amounts, assuming the change in
     accounting principle was applied retroactively:

Net loss attributable to common shareholders                    $ (12,600)           $   (3,952)           $  (6,147)

Net loss per common share (basic and diluted)                   $   (2.06)           $    (0.65)           $   (1.01)

 See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                   Preferred stock - Series A       Preferred Stock - Series B     Common Stock
                                                 ------------------------------    ----------------------------   --------------
                                                   Shares         Amount             Shares          Amount      Shares    Amount
                                                   ------         ------             ------          ------      ------    ------

Balance at July 31, 1998                         2,666,666       $ 15,701               ---             ---     6,079,908 $ 14,615

Net Loss                                               ---            ---               ---             ---           ---      ---
   Foreign currency translation adjustment             ---            ---               ---             ---           ---      ---
Comprehensive loss                                     ---            ---               ---             ---           ---      ---

Proceeds from exercise of warrants                     ---            ---               ---             ---        39,799      248
Repurchase of common stock                             ---            ---               ---             ---       (10,680)     (90)
Repayment on shareholder notes                         ---            ---               ---             ---           ---      ---
Payment of cash in lieu of fractional shares           ---            ---               ---             ---            (1)     ---
Stock Options granted to non-employees                 ---            ---               ---             ---           ---      203
                                                 ---------       --------          --------        --------     --------- --------
Balance at July 31, 1999                         2,666,666         15,701               ---             ---     6,109,026   14,976
                                                 ---------       --------          --------        --------     --------- --------
Net Loss                                               ---            ---               ---             ---           ---      ---
  Foreign currency translation adjustment              ---            ---               ---             ---           ---      ---

Issuance of Series B convertible preferred stock       ---            ---         2,500,000           9,860           ---      ---

Amendment of terms of common stock warrants
  related to issuance of Series B convertible
  preferred stock                                      ---            ---               ---          (1,554)          ---    1,554

Repurchase of common stock                             ---            ---               ---             ---       (10,320)     (86)
Stock Options granted to non-employees                 ---            ---               ---             ---           ---       26
                                                 ---------       --------          --------        --------     --------- --------
Balance at July 31, 2000                         2,666,666         15,701         2,500,000           8,306     6,098,706   16,470
                                                 ---------       --------          --------        --------     --------- --------
Net Loss
  Foreign currency translation adjustment              ---            ---               ---             ---           ---      ---
  Unrealized loss on securities available for sale     ---            ---               ---             ---           ---      ---

Repurchase of common stock                             ---            ---               ---             ---        (9,000)     (75)

Issuance of common stock in connection
  with acquisition                                     ---            ---               ---             ---         6,458       16

Issuance of common stock upon exercise
  of stock options                                     ---            ---               ---             ---        60,000       75

Stock options granted to non-employees                 ---            ---               ---             ---           ---      (36)

Deemed dividends to preferred shareholder              ---            ---               ---           7,355           ---   (7,355)
                                                 ---------       --------         ---------        --------     --------- --------
Balance at July 31, 2001                         2,666,666       $ 15,701         2,500,000        $ 15,661     6,156,164 $  9,095
                === ====                         =========       ========         =========        ========     ========= ========

======================================

                                                 Shareholder                                                              Total
                                                   notes          Accumulated     Accumulated other     Comprehensive  Shareholders'
                                                 receivable        deficit       comprehensive loss     income (loss)     Equity
                                                 ----------       -----------    ------------------     -------------   -----------
Balance at July 31, 1998                         $    (283)      $ (6,711)       $           (229)                    $    23,093

Net Loss                                               ---         (4,884)                    ---       $     (4,884)      (4,884)
   Foreign currency translation adjustment             ---            ---                      55                 55           55
                                                                                                        ------------
Comprehensive loss                                     ---            ---                     ---       $     (4,829)         ---
                                                                                                        ============

Proceeds from exercise of warrants                     ---            ---                     ---                             248
Repurchase of common stock                             ---            ---                     ---                             (98)
Repayment on shareholder notes                         190            ---                     ---                             190
Payment of cash in lieu of fractional shares           ---            ---                     ---                             ---
Stock Options granted to non-employees                 ---            ---                     ---                             203
                                                  ----------       -----------    ------------------                    ---------
Balance at July 31, 1999                               (93)       (11,595)                   (174)                    $    18,815
                                                  ----------       -----------    ------------------                    ---------
Net Loss                                               ---         (3,101)                    ---       $     (3,101)      (3,101)
  Foreign currency translation adjustment              ---            ---                       2                  2            2
                                                                                                        ------------
                                                                                                        $     (3,099)
                                                                                                        ============

Issuance of Series B convertible preferred stock       ---            ---                     ---                           9,860

Amendment of terms of common stock warrants
  related to issuance of Series B convertible          ---            ---                     ---                             ---
  preferred stock

Repurchase of common stock                             ---            ---                     ---                             (86)
Stock Options granted to non-employees                 ---            ---                     ---                              26
                                                  ----------       -----------    ------------------                    ---------
Balance at July 31, 2000                               (93)       (14,696)                   (172)                         25,516
                                                  ----------       -----------    ------------------                    ---------

Net Loss                                               ---        ( 7,359)                              $     (7,359)      (7,359)
  Foreign currency translation adjustment              ---            ---                     (24)               (24)         (24)
  Unrealized loss on securities available for sale     ---            ---                      (9)                (9)          (9)
                                                                                                        ------------
                                                                                                        $     (7,392)
                                                                                                        ============

Repurchase of common stock                             ---            ---                     ---                             (75)

Issuance of common stock in connection
  with acquisition                                     ---            ---                     ---                              16

Issuance of common stock upon exercise
  of stock options                                     (75)           ---                     ---                             ---

Stock options granted to non-employees                 ---            ---                     ---                             (36)

Deemed dividends to preferred shareholder              ---            ---                     ---                             ---

Balance at July 31, 2001                           $  (168)     $ (22,055)        $          (205)                       $ 18,029
                                                   =======      =========         ===============                        ========

                                  SONUS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                      Years ended July 31,
                                                                                   ------------------------------------------------
                                                                                       2001              2000            1999
                                                                                   ------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                           $ (7,359)        $ (3,101)        $ (4,884)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Impairment of goodwill                                                              55              ---              ---
          Provision for doubtful accounts                                                    851            2,691              389
          Provision for slow-moving inventory                                                 78              ---              ---
          Depreciation and amortization                                                    3,921            3,109            2,450
          Compensation cost for options granted to non-employees                              10               26              203
          Deferred revenue                                                                   157              420              ---
          Cumulative effect of change in accounting principle                              2,114              ---              ---
          Changes in operating assets and liabilities:
               Accounts receivable                                                           722           (4,971)            (554)
               Other receivables                                                            (894)          (1,141)             172
               Inventory                                                                    (202)            (447)             560
               Prepaid expenses                                                             (267)             (56)             (59)
               Accounts payable                                                            3,189            1,431              557
               Customer deposits                                                             (63)            (130)              50
               Accrued payroll                                                               248              246              113
               Other accrued liabilities                                                     445             (128)          (1,278)
                                                                                   --------------    -------------   --------------
                    Net cash provided by (used in) operating activities                    3,005           (2,051)          (2,281)
                                                                                   --------------    -------------   --------------
Cash flows from investing activities:
     Investment in restricted acquisition funds                                           (4,885)             ---              ---
     Purchase of short-term investments                                                      ---          (11,001)             ---
     Sale of short-term investments                                                          ---           11,001            6,408
     Purchase of property and equipment                                                     (568)          (3,305)          (3,368)
     Additional costs related to acquisitions                                               (211)             ---             (188)
     Deferred acquisition costs and other, net                                               ---               37               88
     Net cash paid for business acquisitions                                                (177)            (438)          (2,062)
                                                                                   --------------    -------------   --------------
               Net cash provided by (used in) investing activities                        (5,841)          (3,706)             878
                                                                                   --------------    -------------   --------------
Cash flows from financing activities:
    Advances of long-term debt and capital lease obligations                               5,287                1              330
    Repayments of long-term debt and capital lease obligations                            (2,372)          (3,237)          (1,956)
    Deferred financing costs, net                                                            (10)             ---                3
    Advances of bank loans and short-term notes payable                                      600              ---              500
    Repayments of bank loans and short-term notes payable                                    ---             (500)             (46)
    Repayments from (advances to) shareholders                                               (75)             ---              190
    Issuance of common stock, net of costs                                                    29              ---              248
    Issuance of preferred stock, net of costs                                                ---            9,860              ---
    Repurchase of common stock                                                               (75)             (86)             (90)
                                                                                   --------------    -------------   --------------
               Net cash provided by (used in) financing activities                         3,384            6,038             (821)
                                                                                   --------------    -------------   --------------

Net increase (decrease) in cash and cash equivalents                                         548              281           (2,224)
Effect on cash and cash equivalents of changes in foreign translation rate                   (19)               9                2
Cash and cash equivalents, beginning of period                                               788              498            2,720

                                                                                      --------------    -------------   ------------
Cash and cash equivalents, end of period                                                 $ 1,317            $ 788            $ 498
                                                                                      ==============    =============   ============
Supplemental disclosures:
     Interest paid during the period                                                       $ 352            $ 353            $ 218
     Non-cash investing and financing activities:
       Issuance and assumption of long-term debt in acquisitions                             393              573            2,611
       Issuance of common stock on exercise of options
       through shareholder loan                                                               75              ---              ---
       Issuance of common stock upon conversion of convertible note                          ---              ---              650
       Issuance of common stock in acquisitions                                               16              ---              ---
       Deemed dividends to preferred shareholder                                           7,355              ---              ---
       Acquisition of clinical and computer equipment with capital
       lease obligations                                                                     282              566              ---
       Notes receivable created from business sale                                           218              ---              ---

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

   Revenue Recognition

     The Company recognizes revenue from the sale of hearing instrument products, diagnostic hearing services, and other sources as follows:


Products: Revenue from the sale of hearing instrument products is recognized at the time of delivery of the hearing instrument product and acceptance by the patient. Amounts received in advance of the delivery of the products are recorded as customer deposits. Revenue from the sale of hearing instrument products under contracts with managed care groups and corporate health care organizations is recognized at the time of delivery and acceptance by the patient at the contracted rates.


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


The Company also acts as a third party administrator and submits claims on behalf of service providers under contracts with managed care groups and corporate health care organizations. Revenue from administering providers' claims is recognized when claims are processed and submitted to the insurance carrier and repaid to the providers.

Other: Revenue related to revenue sharing agreements with respect to supplier sales to members of The Sonus Network is recognized when the hearing instrument product is shipped to the member. Such revenue is also reduced by a provision for estimated returns as members may return hearing instrument products to the supplier and obtain a full refund. The provision for estimated returns is based upon historical product return rates. Hearing instruments sold by the Company are covered by manufacturers' warranties. In addition, the Company sells extended manufacturer warranties on the hearing instruments to patients. Extended warranty revenue is deferred and recognized over the one-year term of the warranties. The Company does not receive any initial or continuing licensing fees from licensees who are members of The Sonus Network. Consequently, no revenue is recorded related to these activities.


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

                                                       Years Ended July 31,
                                                      2001     2000     1999
                                                      ----     ----     ----
                                                          (in thousands)
Shares   issuable   under   stock   options  and
warrants........................................      5,706     4,574   4,108
Shares  issuable upon  conversion of convertible
notes payable...................................        ---       ---     143
Shares of convertible  preferred  stock on an as
converted basis.................................      6,617     5,167   2,667

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

     The following unaudited pro forma financial information reflects the historical operations of the Company and the hearing care centers acquired by the Company during the fiscal years ended July 31, 2001 and 2000 (the "Acquisitions") as if the acquisitions occurred at the beginning of each period. Such financial information has been prepared for comparative purposes only and is not necessarily indicative of the Company's combined financial position or the results of operations that actually would have occurred if the Acquisitions had been consummated on August 1, 1999. In addition, such information is not intended to be a projection of results of operations that may be obtained by the Company in the future.



                                                        Year Ended July 31,
                                                         -------------------
                                                           (Unaudited)
          (in thousands,
         except per share amounts)                         2001       2000
                                                           ----       ----
         Net revenues                                    $50,274    $50,040
         Loss before  cumulative  effect of
         change in accounting principle                   (5,014)    (2,451)
         Net loss                                         (7,128)    (2,451)
         Net loss  attributable  to common shareholders  (14,483)    (2,451)

         Per   share   data   (basic   and
         diluted):
         Loss before  cumulative effect of
         change in accounting principle                    (0.82)     (0.40)
         Net loss                                          (1.17)     (0.40)
         Net loss  attributable  to common shareholders    (2.37)     (0.40)


Note 4.  Property and Equipment

 Property and equipment consist of the following as of July 31 (in thousands):

                                                    2001         2000
                                                    ----         ----

             Professional equipment....           $2,816        $2,695

             Office equipment..........            1,200         1,155

             Leasehold improvements....            1,623         1,599

             Computer equipment and software..     7,317         6,941
                                                  ------        ------
                                                  12,956        12,390
             Less accumulated depreciation and
             amortization..............           (6,599)       (4,300)
                                                  ------        ------
                                                  $6,357        $8,090
                                                  ======        ======

Note 5.  Capital Leases

     The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 31, 2001 (in thousands):

  2002......................................................$301
  2003......................................................  63
  2004......................................................  60
  2005......................................................  58
  2006......................................................  57
                                                            ----
Total minimum lease payments                                 539
     Less:  amount representing interest.................... (77)
                                                            ----
     Present value of minimum lease payments................ 462
     Less current portion...................................(261)
                                                            ----
                                                            $201
                                                            ====

Total assets under capitalized leases at July 31, 2001 and 2000, which consisted primarily of professional and computer equipment, were $818,000 and $1,035,000. Accumulated depreciation on the leased assets as of July 31, 2001 and 2000 was approximately $316,000 and $573,000, respectively.

Note 6.  Long-term Debt

      Long-term debt consists of the following as of July 31 (in thousands):

                                                                                         2001              2000
                                                                                         ----              ----
      Acquisition line of credit from a supplier with an interest rate of 6%
      due 2008, secured by certain assets.  See Note 7, Lines of Credit              $   5,000            $ ---

      Installment notes incurred in connection with acquisitions payable in monthly installments through 2003 with a weighted average interest rate of
      7.0%, partially secured by purchased assets                                          129              292

      Installment notes incurred in connection with acquisitions payable in quarterly installments through 2004 with a weighted average interest rate
      of 6.8%, partially secured by purchased assets                                        90              249

      Installment notes incurred in connection with acquisitions payable in annual installments through 2005 with a weighted average interest rate of
      6.5%, partially secured by purchased assets                                        1,115            1,733

      Non-interest bearing installment obligations for covenants not to compete through 2003 (net of discount of $10), partially
      secured by assets purchased in related acquisitions                                   51              350

      Equipment loans from suppliers with interest rates from 7.8% to 18% per
      annum through 2003, secured by equipment                                              95              299

      Working capital loan from a supplier repaid in 2001                                  ---              331
                                                                                     ---------          -------
                                                                                         6,480            3,254
       Less current portion                                                             (5,820)          (2,176)
                                                                                     ---------          -------
                                                                                      $    660        $   1,078
                                                                                      ========        =========


Annual maturities of long-term debt are as follows (in thousands): 2002 - $5,820; 2003 - $467; 2004 - $108; 2005 - $51; 2006 - $34.

Note 7.  Lines of Credit


     In July 2000, Sonus-USA, Inc. and Sonus-Texas, Inc. entered into a $2,000,000 revolving line of credit agreement with a commercial bank, U.S. Bank National Association. The line of credit matures on December 3, 2001, and bears interest at the bank's prime rate plus 0.5%, or 7.25% at July 31, 2001. The amount available for borrowing under the line of credit was $1,400,000. The line of credit is secured by all accounts receivable, inventory, chattel paper and general intangibles of Sonus-USA, Inc. and Sonus-Texas, Inc. The line of credit requires the Company to comply with certain financial and non-financial covenants. At July 31, 2001, the Company was in violation of certain financial covenants under the line of credit relating to its net worth, current ratio, and earnings before interest, taxes, depreciation, and amortization. As a result, the unpaid balance of $600,000 was immediately due and payable. However, the bank has waived compliance with such covenants and has agreed to allow the Company to repay the outstanding balance after maturity by making an initial payment of $150,000 on December 3, 2001, and subsequent monthly payments of $100,000 until the amount owing has been paid in full.


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

     In November 2000, the EITF reached a consensus in EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which clarified certain matters regarding the application of EITF 98-5. Companies are required to adopt EITF 00-27 prospectively to securities issued after November 16, 2000. However, the SEC concluded that the consensus reached by the EITF in EITF 00-27, Issue 1 of Part II, must be applied to all transactions subject to EITF 98-5, including those transactions occurring before November 16, 2000. The effect, if any, of the initial application of the consensus on Issue 1 of Part II to all prior transactions subject to Issue 98-5 is to be recognized in the registrant's fiscal year quarter in which the consensus was reached in a manner similar to the cumulative effect of a change in accounting principle. The Company did not adopt EITF 00-27 in the second quarter of the year ended July 31, 2001, even though the Series B Shares transaction was subject to EITF 98-5. However, during the fourth quarter of the year ended July 31, 2001, the Company changed its method of accounting for convertible securities to adopt the provisions of EITF 00-27. Upon adoption management concluded that a portion of the proceeds of the Series B Shares should have been allocated to the warrants upon modification based on their relative fair value to the Series B Shares. At the original date of the modification of the warrants the Company did not allocate any of the proceeds of the Series B Shares to the warrants. Management determined that $1,554,000 of the Series B Shares proceeds should be allocated to the warrants using Black-Scholes computations. The Company has recorded the effect of the reallocation of the proceeds from the Series B Shares to the warrants through a reclassification of the $1,554,000 between the Series B Shares and Common Shares in the consolidated statement of shareholders' equity for the year ended July 31, 2000. The cumulative effect of the change in accounting of $1,554,000 has been reflected as a deemed dividend to the holder of the Series B Shares in the consolidated statement of operations for the year ended July 31, 2001. This effect increased the net loss applicable to common shareholder (both basic and diluted) by $0.25 per share.

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

   The activity during the years ended July 31, 2001, 2000 and 1999 was as follows:


                                                                  2001               2000               1999
                                                            ------------------ ------------------ ------------------

                                                                  Weighted           Weighted            Weighted
                                                                   Average            Average             Average
                                                                  Exercise           Exercise            Exercise
                                                         Options   Price    Options   Price    Options    Price
                                                         -------   -----    -------   -----    -------    -----

Outstanding   -  beginning of year                      2,574,000  $6.17    2,108,000 $6.73    1,640,000  $7.48

   Granted                                              1,413,000   2.52      853,000  5.20      655,000   5.56
   Exercised                                              (60,000)  1.28           --    --           --     --
   Canceled                                              (221,000)  6.89     (387,000) 7.09     (187,000)  8.70

Outstanding - end of year                                3,706,000  4.82    2,574,000  6.17    2,108,000   6.73
                                                         =========          =========          =========

Exercisable at end of year                               1,646,633 $6.05    1,240,953 $6.41      808,441   $6.53
                                                         =========          =========          =========

Weighted-average fair
value of Options granted during the year                           $2.28              $3.42                $4.26
                                                                   =====              =====                =====


   The following table summarizes information about stock options outstanding at July 31, 2001:

                        Options Outstanding              Options Exercisable
                -------------------------------------  -------------------------
                              Weighted-
                  Number       Average     Weighted-      Number     Weighted -
                Outstanding   Remaining     Average    Exercisable    Average
  Range of         as of     Contractual   Exercise       as of       Exercise
  Exercise       July 31,       Life         Price       July 31,      Price
   Prices          2001                                    2001
--------------  ------------ ------------  ----------  ------------- -----------
$2.01-- $3.50     1,355,000     9.85            2.37        170,000        2.35
 3.51--  5.00       475,000     8.44            4.16        238,213        4.16
 5.01--  6.50     1,028,000     6.08            5.94        562,670        6.00
 6.51--  8.00       636,600     5.64            6.94        517,200        6.97
 8.01--  9.50        56,000     4.18            8.24         42,000        8.24
 9.51-- 12.00       155,400     6.51           10.68        116,550       10.68
--------------  ------------                           -------------

$2.00--$12.00     3,706,000     7.67           $4.81      1,646,633      $ 6.05
                ============                           =============

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

     Had compensation cost for these plans been determined based on the fair value of awards at the grant date, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows for the years ended July 31, 2001, 2000, and 1999:

                                                          2001      2000      1999
                                                          ----      ----      ----
                                                    (in thousands, except per share data)

       Net loss attributable to common shareholders:
          As reported........................           $(14,714) $(3,101)   $(4,884)
          Pro forma..........................           $(17,514) $(5,897)   $(6,176)
       Net loss per share (basic and diluted):
          As reported........................           $  (2.41) $ (0.51)   $ (0.80)
          Pro forma..........................           $  (2.87) $ (0.97)   $ (1.01)

     Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma net income (loss) for future years because options vest over several years, additional options may be granted each year, and assumptions can change.

   Common Shares Reserved

     Common Shares reserved for future issuance at July 31, 2001, are as follows (in thousands):

      Series A convertible preferred shares             2,667
      Series B convertible preferred shares             3,950
      Common share warrants                             2,000
      Stock option plans                                3,706
                                                       ------
                                                       12,323
                                                       ======

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

A reconciliation of the Company's expected tax benefit using the United States federal statutory income tax rate to the actual effective rate for the years ended July 31, 2001, 2000, and 1999 is as follows:

                                              2001        2000         1999
                                              ----        ----         ----
   Tax benefit at statutory rate.......       (34)%       (34)%        (34)%
   Adjustment for higher Canadian tax
    rate...............................       ---           1          ---
   Expenses not deductible for tax
    purposes...........................         3           7            5
   State taxes, net of federal.........        (5)         (6)          (5)
   Change in valuation allowance
    impacting statement of operations..        36          32           34
                                               --          --           --
   Tax rate per financial statements...       --- %       --- %        --- %
                                             ----        ----         ----

     The components of temporary differences that give rise to significant portions of deferred income taxes are as follows at July 31 (in thousands):

                                                  2001       2000      1999
                                                  ----       ----      ----
   Deferred tax assets:
    Net operating loss carryforwards........    $ 8,983   $  5,371   $  4,754
    Allowance for doubtful accounts.........        604      1,462        364
    Capitalized financing costs.............        228        473        694
    Other...................................        255        135         32
                                                 ------    -------    -------
                                                 10,070      7,441      5,844
   Deferred tax liabilities:
     Property and equipment due to differences     (662)      (609)       (83)
   in depreciation..........................
     Goodwill and start-up costs............       (268)      (368)      (305)
                                                -------   --------   --------
                                                  9,140      6,464      5,456
   Less valuation allowance.................     (9,140)  $ (6,464)  $ (5,456)
                                                -------   --------   --------
                                                $   ---   $    ---   $    ---
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

     During the year ended July 31, 2001, the Company discovered that it had improperly submitted certain claims to the State of California Medi-Cal program ("Medi-Cal") for hearing services and instruments provided to Medi-Cal enrollees, as the result of services performed by audiologists and hearing instrument dispensers who had not been credentialed by Medi-Cal. The Company determined that it had received $474,000 and $566,000 during calendar years 2000 and 1999, respectively, that related to these improperly submitted claims. The Company reported its discovery to Medi-Cal and received a response acknowledging the Company's representations to Medi-Cal that steps have been taken to prevent a reoccurrence. Medi-Cal has not requested that the Company repay the amounts received and management believes that it is unlikely that Medi-Cal will request repayment in the future. However, the ultimate determination of this matter is presently unknown and could have a material adverse effect on the Company's consolidated financial statements.

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

Note 13.  Segment Information

     The Company has one operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows for the years ended July 31:

      (in thousands)               2001        2000       1999
                                   ----        ----       ----
      United States........       $45,667    $40,353     $30,511
      Canada...............         3,267      3,606       3,248
                                   ------     ------      ------
      Total................       $48,934    $43,959     $33,759
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

Note 15.  Quarterly Results of Operations  (Unaudited)



     During the fourth quarter the Company made certain adjustments that were material to the results of each quarter during the year ended July 31, 2001as follows:

Amounts DueTo/FromVendors

     During the first three quarters of the year ended July 31, 2001, the Company recorded receivables under a revenue sharing arrangement with Siemens in the aggregate amount of $790,000. On May 25, 2001, the Company filed a lawsuit against Siemens for breach of its hearing instrument supply contract with the Company. Siemens subsequently filed a counterclaim against the Company on July 31, 2001. (See Note 12), and discontinued its hearing instrument supplier relationship with the Company. As a result of the discontinuance of the hearing instrument supplier relationship the revenue sharing arrangement was also terminated. To mitigate its loss of the Siemens supplier contract the Company formalized a new hearing instrument supply contract with another vendor on May 31, 2001. As a result of these matters, management assessed the collectibility of the receivable due from Siemens under the terminated revenue sharing arrangement and concluded that due to the uncertainty of the outcome of the litigation and the termination of the supplier relationship with Siemens, the Company should reverse the previously recorded receivables of $790,000 in the fourth quarter. In addition, due to historical problems with the accuracy of statements received from hearing instrument suppliers the Company did not rely on supplier statements to record amounts due to or from suppliers, but rather relied on its own internal system of monitoring hearing instrument sales and purchases to determine amounts owed to or from vendors. During the fourth quarter, and continuing subsequent to year-end, the Company began to refine its internal process of estimating amounts due to or from vendors, including verifying the accuracy of hearing instrument vendor statements. Based on this process the Company increased its estimate of the amount due to vendors by $1,206,000 at July 31, 2001.

Restatement of Revenues

     During the July 31, 2001 year-end closing process management determined that the Company's accounts receivable were misstated as a result of internal control deficiencies in accounts receivable and billing systems throughout fiscal year 2001. These deficiencies were primarily related to failure to:

     (1) Update contractual allowances for most current collection experience,

     (2) Send reimbursement invoices to insurers in a timely manner resulting in an inability to maximize collections,

     (3) Write-off residual balances remaining in accounts receivable after payments from insurance carriers had been received, and

     (4) Adjust receivables recorded from one payor (State of California Medi-Cal program ) for which certain of the Company's hearing care providers were not credentialed to bill Medi-Cal and therefore ultimately could not be collected. See Note 12.

Because of the nature of the above factors the Company concluded that the adjustment was a result of the correction of an error as opposed to a change in estimate, and therefore restatement of the first three quarters of 2001 was appropriate.

Other Adjustments

     An additional accrual for marketing expenses was made based on changes in management's estimates. Adjustments related to changes in the method of accounting for revenue under SAB 101 and for beneficial conversion and deemed dividends related to convertible securities are more fully described in Notes 1 and 8.


     These adjustments decreased and (increased) the net loss attributable to common shareholders by quarter as follows:

                                                    Quarter Ended
                                      -------------------------------------------------
                                        October 31,    January 31,  April 30,  July 31,
                                          2000           2001        2001       2001
                                          ----           ----        ----       ----
                                                  (in thousands)
   Adjust    amounts   due   to/from   $   ---        $   ---     $   ---     $(1,996)
   vendors
   Change in accounting for revenue     (2,220)            (4)         36          68
   Beneficial conversion related to        ---         (1,554)        ---         ---
     warrant modification
   Quarterly effect of deemed           (4,890)          (297)       (304)       (310)
     dividends to preferred
     shareholder upon contingency
     resolution
   Additional   marketing   expenses       ---            ---         (25)        (78)
   accrual
   Restatement of revenues              (1,028)          (918)       (854)     (1,004)
                                        ---------------------------------------------

                                       $(8,138)       $(2,773)    $(1,147)    $(3,320)
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


                                                  Quarter Ended
                        ------------------------------------------------------------------------------------------------------------
                          October 31, 2000           January 31, 2001             April 30, 2001            July 31, 2001
                        As Previously                As Previously                As Previously
                          Reported   As Restated     Reported      As Restated    Reported     As Restated  As Reported
                        ------------------------------------------------------------------------------------------------------------
                                      (in thousands, except per share data)

Net Revenues              $13,562       $12,428      $12,370        $11,448        $12,889      $ 12,070     $12,988
Product gross profit        6,603         5,233        5,901          4,765          5,667         4,575       4,033
Income (loss) from
 operations                   191          (943)         232           (690)           107          (737)     (3,011)
Income (loss) before
 cumulative effect of
 change in accounting
 principle                    104        (1,030)         728           (194)            28          (816)     (3,205)
Cumulative effect of
 change in accounting
 principle                    ---        (2,114)         ---            ---            ---           ---         ---
Net income (loss)             104        (3,144)         728           (194)            28          (816)     (3,205)
Deemed dividends to
 preferred shareholder        ---        (4,890)         ---         (1,851)           ---          (304)       (310)
Net income (loss)
 attributable to common
 shareholders                 104        (8,034)         728         (2,045)            28        (1,120)     (3,515)
Income (loss) per share
 before cumulative
 effect of change in
 accounting principle
 (basic)                     0.02         (0.17)        0.12          (0.04)          0.00         (0.13)      (0.52)
Income (loss) per share
 before cumulative
 effect of change in
 accounting principle
 (diluted)                   0.01         (0.17)        0.06          (0.04)          0.00         (0.13)      (0.52)
Cumulative effect of
 change in accounting
 principle per share
 (basic and diluted)          ---         (0.35)         ---            ---            ---           ---         ---
Deemed dividends to
 preferred shareholder
 (basic and diluted)          ---         (0.80)         ---          (0.30)           ---         (0.05)      (0.05)
Net income (loss) per
 share attributable to
 common shareholders
 (basic)                     0.02         (1.32)        0.12          (0.34)          0.00         (0.18)      (0.57)
Net income (loss) per
 share attributable to
 common shareholders
 (diluted)                   0.01         (1.32)        0.06          (0.34)          0.00         (0.18)      (0.57)



     The following is a summary of the quarterly results of operations for the year ended July 31, 2000.

                                                               Quarter ended
                                           October 31, 1999    January 31, 2000    April 30, 2000  July 31, 2000
                                           ----------------    ----------------    --------------  -------------
                                                            (in thousands, except per share data)

Net revenues                                      $10,102      $    10,387          $    12,083    $    11,387
Product gross profit                                5,803            6,072                6,717          5,773
Income (loss) from operations                        (569)            (530)                  86         (1,987)
Net income (loss)                                    (623)            (521)                 111         (2,068)
Net income (loss) per share (basic)                 (0.10)           (0.09)                0.02          (0.34)
Net income (loss) per share (diluted)               (0.10)           (0.09)                0.01          (0.09)

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 10, 2002                  SONUS CORP.


                                           By: /s/ Mark Richards
                                               ----------------------------
                                               Mark Richards
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Authorized Signatory and
                                                Principal Financial and
                                                Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Daniel J. Kohl, certify that:

     1. I have reviewed this quarterly report on Form 10-K/A of Sonus Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report. (1)

Date:  September 10, 2002                    /s/ Daniel J. Kohl
                                             ----------------------------------
                                             Name:  Daniel J. Kohl
                                             Title:  Chief Executive Officer


------------------------

(1) Portions of the certifications required by Section 302 are omitted herein pursuant to the transition rule adopted by the Securities and Exchange Commission in Release No. 34-46427.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark Richards, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Sonus Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report. (1)

Date:  September 10, 2002                 /s/ Mark Richards
                                          ------------------------------
                                          Name:  Mark Richards
                                          Title:  Chief Financial Officer


------------------------

(1) Portions of the certifications required by Section 302 are omitted herein pursuant to the transition rule adopted by the Securities and Exchange Commission in Release No. 34-46427.

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to the Annual Report of Sonus Corp. (the "Company") on Form 10-K/A for the period ended July 31, 2001, as f iled with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel J. Kohl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 10, 2002                 /s/ Daniel J. Kohl
                                          ---------------------------------
                                          Name:  Daniel J. Kohl
                                          Title:  Chief Executive Officer




     In connection with Amendment No. 1 to the Annual Report of Sonus Corp. (the "Company") on Form 10-K/A for the period ended July 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Richards, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 10, 2002                  /s/ Mark Richards
                                           --------------------------------
                                           Name:  Mark Richards
                                           Title:  Chief Financial Officer

                                  Exhibit Index



 Exhibit                       Description of Exhibit

3.1       Articles of Incorporation of the Company. Incorporated by reference to
          Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999 (the "1999 Form 10-KSB").
3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 1999.
10.1 Securities Purchase Agreement between the Company and Warburg, Pincus Ventures, L.P. ("Warburg") dated November 21, 1997. Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed November 25, 1997.
10.2 Securities Purchase Agreement between the Company and Warburg dated October 1, 1999. Incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K filed October 12, 1999.
10.3 Amended and Restated Warrant Agreement between the Company and Warburg dated October 1, 1999, and related Amended and Restated Warrant
          Certificate  dated  October  1, 1999.  Incorporated  by  reference  to
          Exhibit 10.3 to the 1999 Form 10-KSB.
10.4      Form of Convertible  Subordinated  Note.  Incorporated by reference to
          Exhibit 10.4 to the 1999 Form 10-KSB.
10.5 1993 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 filed March 12, 1997 (File No. 333-23137) (the "SB-2).*
10.6      Second  Amended and Restated  Stock Award Plan (as amended  October 4,
          2001).*/***
10.7 Employment Agreement dated October 1, 1996, between Sonus-USA, and Gregory J. Frazer. Incorporated by reference to Exhibit 10.28 to the SB-2.*
10.8 Employment Agreement dated December 24, 1997, between the Company and Brandon M. Dawson. Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 1, filed March 5, 1998 to the SB-2.*
10.9 Amendment to Employment Agreement effective May 21, 2001, between the Company and Brandon M. Dawson.*/***
10.10 Employment Agreement dated October 30, 1998, between the Company and Scott Klein. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended October 31, 1998.*
10.11 Amendment to Employment Agreement effective June 20, 2001, between the Company and Scott Klein.*/***
10.12 Employment Agreement dated February 11, 2000, between the Company and Paul C. Campbell. Incorporated by reference to Exhibit 10 to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 2000.*
10.13 Employment Agreement effective May 21, 2001, between the Company and Daniel J. Kohl. Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 30, 2001.*
10.14 Employment Agreement effective July 19, 2001, between the Company and Mark Richards.*/***
10.15 Employment Agreement effective September 1, 2001, between the Company and James Merideth-Webb.*/***
10.16 Employment Agreement effective September 4, 2001, between the Company and Daniel W. Quall.*/***
10.17 Consulting Agreement effective as of January 1, 1997, between the Company and Hugh T. Hornibrook. Incorporated by reference to Exhibit
          10.33 to the SB-2.*
10.18 Promissory Note of Brandon M. Dawson dated March 19, 1998, as amended, and related Pledge Agreement between the Company and Mr. Dawson, dated May 1, 1998. Incorporated by reference to Exhibit 10.11 to the 1999 Form 10-KSB.*
10.19 Noncompetition Agreement dated January 25, 1999, between Sonus-USA, Inc. and Gregory J. Frazer. Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-KSB.
10.20 Amendment Agreement effective as of August 1, 1998, by and between Sonus-USA, Inc. and Gregory J. Frazer. Incorporated by reference to
          Exhibit 10.16 to the 1999 Form 10-KSB.
10.21     Promissory  Note  of  Brandon  M.  Dawson  dated  December  19,  2000.
          Incorporated by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2001.*
10.22 Credit and Guaranty Agreement dated as of May 31, 2001, among Sonus-USA, Inc., as Borrower, the Company, as Guarantor, and GN Great Nordic A/S, as lender.**/***

10.23 GN ReSound North America Sales Agreement dated May 31, 2001, between GN ReSound North America Corporation and Sonus-USA, Inc. and Sonus-Canada Ltd., and for certain limited purposes, the Company.**/***
10.24 First Amendment dated as of November 19, 2001, to Credit and Guaranty Agreement dated as of May 31, 2001, among Sonus-USA, Inc., the Company, and GN Great Nordic A/S./***
10.25 First Amendment dated as of November 19, 2001, to GN ReSound North America Sales Agreement dated as of May 31, 2001, between GN ReSound North America Corporation and Sonus-USA, Inc., Sonus-Canada Ltd. and, for certain limited purposes described therein, the Company./***
10.26 Consulting Agreement dated August 2, 2001, between Sonus-USA, Inc. and Randall E. Drullinger.*/***
21 The Company's subsidiaries are SONUS-USA, Inc., a Washington corporation, Sonus- Canada Ltd., a British Columbia (Canada)
          corporation, Sonus-Texas, Inc., an Oregon corporation, Sonus Acquisition Corp., an Oregon corporation, and Hear PO Corp., a New Mexico corporation.
23.1      Consent of Ernst & Young LLP
23.2      Consent of KPMG LLP.
24        Power of attorney of certain officers and directors.

-----------

*     Management contract or compensatory plan or arrangement.
** Portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
***   Previously Filed



                  Schedule II Valuation and Qualifying Accounts

Column A                      Column B           Column C       Column D     Column E
-------------------------------------------------------------------------------------------
                                               Additions        Deductions
                                     -----------------------------------
                                                  Charged to
                                      Charged to   Other
                      Balance at      Costs and   Accounts: Deductions:   Balance at End
   Description    Beginning of Period Expenses    Describe  Describe (1)    of Period
-------------------------------------------------------------------------------------------

Year ended July 31, 2001
Deducted from asset
accounts:
  Allowance for
  doubtful accounts     $3,691,000     $851,000    $---      $(3,041,000)  $ 1,501,000
  Inventory reserve            ---       78,000     ---          ---            78,000

Year ended July 31, 2000
Deducted from asset
accounts:
  Allowance for
  doubtful accounts        907,000    2,691,000     ---           93,000      3,691,000

Year ended July 31, 1999
Deducted from asset
accounts:
  Allowance for
  doubtful accounts        684,000      389,000     ---         (166,000)       907,000

---------------------

(1) Uncollectible accounts written off, net of recoveries.