Form 10-Q/A
period 2001-10-31
SONUS CORP
filed 2002-09-12
CIK 1029260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                                    Three months ended
                                                                                        October 31,
                                                                              --------------------------
                                                                                  2001          2000
                                                                              -----------     ----------
                                                                                               (as restated,
                                                                                                see Note 7)
Revenues:
     Product                                                                     $ 8,302      9,5688,302
     Service                                                                       1,228           1,118
     Other                                                                         3,224           1,742
                                                                                ---------      ---------
Net revenues                                                                      12,754          12,428
Costs and expenses:
     Cost of products sold                                                         3,310           4,335
     Clinical expenses                                                             5,239           4,794
     Provision for doubtful accounts                                                 155             182
     General and administrative expenses                                           4,011           3,074
     Depreciation and amortization                                                   836             986
                                                                                ---------       --------
Total costs and expenses                                                          13,551          13,371
                                                                                ---------       --------
Loss from operations                                                                (797)           (943)
Other income (expense):
      Interest income                                                                 68              20
      Interest expense                                                              (123)            (84)
      Other, net                                                                     (34)            (23)
                                                                                ---------       --------
Loss before cumulative effect of change in accounting principle                     (886)         (1,030)
Cumulative effect of change in accounting principle                                  ---          (2,114)
                                                                                ---------       --------
Net loss                                                                            (886)         (3,144)
Deemed dividend to preferred shareholder                                            (316)         (4,890)
                                                                                ---------       --------
Net loss attributable to common shareholders                                    $ (1,202)       $ (8,034)
                                                                                =========       ========
Net loss per share of common stock (basic & diluted):
     Loss before cumulative effect of change in accounting
          principle and deemed dividend to preferred shareholder                $  (0.15)       $  (0.17)
     Cumulative effect of change in accounting principle                        $    ---        $  (0.35)
     Deemed dividend to preferred shareholder                                   $  (0.05)       $  (0.80)
                                                                                ---------       --------
     Net loss attributable to common shareholders                               $  (0.20)       $  (1.32)
                                                                                =========       ========
Weighted average shares outstanding                                                6,130           6,076

                See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                     Three months ended
                                                                                          October 31,
                                                                             --------------------------------------
                                                                                 2001                   2000
                                                                             ----------------       ---------------
                                                                                                     (as restated,
                                                                                                      (see Note 7)
Cash flows from operating activities:
     Net loss                                                                        $ (886)             $ (3,144)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
          Provision for doubtful accounts                                               155                   182
          Depreciation and amortization                                                 836                   986
          Deferred revenue                                                              (18)                  106
          Cumulative effect of change in accounting principle                           ---                 2,114
          Changes in operating assets and liabilities:
               Accounts receivable                                                      391                  (692)
               Other receivables                                                        (24)                 (310)
               Inventory                                                                (95)                  181
               Prepaid expenses                                                         (33)                 (145)
               Accounts payable                                                         417                 1,915
               Customer deposits                                                         57                   177
               Accrued payroll                                                         (393)                 (202)
               Other accrued liabilities                                                 (1)                  258
                                                                            ----------------       ---------------

                    Net cash provided by operating activities                           406                 1,426
                                                                            ----------------       ---------------
Cash flows from investing activities:
     Sale of investment in restricted acquisition funds                                 446                   ---
     Purchase of property and equipment                                                (109)                 (214)
     Additional costs related to acquisitions                                           (27)                  ---
     Deferred acquisition costs and other, net                                          ---                     7
     Net cash paid for business acquisitions                                           (375)                  (11)
                                                                            ----------------       ---------------
               Net cash used in investing activities                                    (65)                 (218)
                                                                            ----------------       ---------------
Cash flows from financing activities:
    Advances of long-term debt and capital lease obligations                            212                   ---
    Repayments of long-term debt and capital lease obligations                         (248)                 (611)
    Deferred financing costs, net                                                       ---                    (7)
    Repurchase of common stock                                                          (50)                  (25)
                                                                            ----------------       ---------------
               Net cash used in financing activities                                    (86)                 (643)
                                                                            ----------------       ---------------
Net increase in cash and cash equivalents                                               255                   565

Effect on cash and cash equivalents of changes in foreign translation rate              (12)                  (19)

Cash and cash equivalents, beginning of period                                        1,317                   788

                                                                            ----------------       ---------------
Cash and cash equivalents, end of period                                            $ 1,560               $ 1,334
                                                                            ================       ===============
Supplemental disclosures:
     Interest paid during the period                                                  $ 134                  $ 76
     Non-cash investing and financing activities:
       Issuance and assumption of long-term debt in acquisitions                        135                    86
       Deemed dividend to preferred shareholder                                         316                 4,890
       Acquisition of clinical and computer equipment with capital
       lease obligations                                                                 10                   ---
       Notes receivable created from business sale                                       15                   ---

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

2.    Comprehensive Loss


                                                                           Three months ended
                                                                              October 31,
                                                                              -----------
                                                                             (in thousands)
                                                                       2001                 2000
                                                                       ----                 ----
Net loss                                                           $    (886)           $   (3,144)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                                   3                   (38)
Unrealized loss on securities available for sale                          (3)                  ---
                                                                  -----------            ---------

Comprehensive loss                                                  $   (886)           $   (3,182)
                                                                    =========          ============

3.   Segment Information

     The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows:



                                                                           Three months ended
                                                                              October 31,
                                                                              -----------
                                                                    2001                        2000
         United States                                            $ 11,939                     $ 11,607
         Canada                                                        815                          821
                                                                ----------                    ---------

         Total                                                    $ 12,754                     $ 12,428
                                                                  ========                     ========

     At October 31, 2001 and July 31, 2001, the net assets of the Company located in Canada totaled $1,241,000 and $1,404,000, respectively.

4.   Property and Equipment

     Property and equipment consist of the following:

                                                                    October 31, 2001             July 31, 2001
                                                                    ----------------             -------------
                                                                                   (in thousands)
         Professional equipment                                           $ 2,855                     $ 2,816
         Office equipment                                                   1,263                       1,200
         Leasehold improvements                                             1,620                       1,623
         Computer equipment and software                                    7,464                       7,317
                                                                         --------                    --------
                                                                           13,202                      12,956
         Less accumulated depreciation and amortization
                                                                           (7,010)                     (6,599)
                                                                          --------                   ---------
                                                                          $ 6,192                     $ 6,357
                                                                          =======                     =======

5.   Lines of Credit


     At October 31, 2001, the Company had $600,000 outstanding under a revolving line of credit with a commercial bank, U.S. Bank National Association. The line of credit was immediately due and payable at that date because the Company was in violation of certain financial covenants under the line of credit relating to its net worth, current ratio, and earnings before interest, taxes, depreciation, and amortization. On December 3, 2001, the maturity date of the line of credit, the Company made a principal payment of $150,000 and entered into a repayment agreement with the bank under which the Company agreed to principal payments of $100,000, plus accrued interest, each month beginning January 15, 2002, and continuing until May 15, 2002, when the remaining balance of $50,000 will be due and payable. The repayment agreement eliminated all future financial covenants and waived all non-compliance by the Company with prior loan covenant violations.


     On May 31, 2001, Sonus-USA, Inc. entered into a credit agreement (the "Credit Agreement") with GN Great Nordic A/S, an affiliate of one of the Company's major hearing instrument suppliers. The Credit Agreement, which has a term of seven years, provides for borrowings up to $20,000,000 for the purpose of acquiring hearing care practices. Borrowings bear interest at 6% and may be made until May 31, 2006. No repayment of principal is required during the first two years of the Credit Agreement ending May 31, 2003, after which repayments of principal equal to 20% of the unpaid principal amount existing as of the immediately preceding May 31 are due during each year ending May 31, 2004, 2005, 2006, 2007, and 2008, when the remaining balance is due in full. As of October 31, 2001, amounts outstanding and available under the Credit Agreement were $5,000,000 and $15,000,000, respectively. Sonus-USA, Inc. has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. The line of credit requires the Company to comply with certain financial and non-financial covenants. At October 31, 2001, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement. As a result, the entire $5,000,000 balance was immediately payable and is classified as short-term at October 31, 2001. The Credit Agreement was amended on November 19, 2001, to bring the Company into compliance with such covenants. However, there can be no assurance that the Company will meet the covenants of the Credit Agreement in the future.


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

     In  addition  to the change in its method of  accounting  described  above,

during the fourth quarter of the year ended July 31, 2001, the Company made an adjustment relating to the recording of deemed dividends on convertible securities that was material to the results of the quarter ended October 31, 2000. Also, during the July 31, 2001 year-end closing process management determined that the Company's accounts receivable were misstated as a result of internal control deficiencies in accounts receivable and billing systems throughout fiscal year 2001. These deficiencies were primarily related to failure to:

     (1) Update contractual allowances for most current collection experience,

     (2) Send reimbursement invoices to insurers in a timely manner resulting in an inability to maximize collections,

     (3) Write-off residual balances remaining in accounts receivable after payments from insurance carriers had been received, and

     (4) Adjust receivables recorded from one payor (State of California Medi-Cal program ) that could not be collected because certain of the Company's hearing care providers were not credentialed to bill Medi-Cal.

Because of the nature of the above factors the Company concluded that the adjustment was a result of the correction of an error rather than a change in estimate, and therefore restatement of the first three quarters of 2001 was appropriate.


     The adjustments described above increased the net loss attributable to common shareholders for the quarter ended October 31, 2000 as follows:

    Change in accounting for revenue under SAB 101                                                     $ 2,220
    Quarterly effect of deemed dividends to preferred shareholder                                        4,890
    Reduction of revenues due to correction of an error                                                  1,028
                                                                                                      --------
                                                                                                       $ 8,138

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


10.  Subsequent Event

     On December 19, 2001, the Company received a $1,500,000 unsecured loan from Warburg Pincus Ventures, L.P.,its major shareholder. The loan bears interest at 10% per annum and is due on June 19, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000


     Revenues. Total revenues for the three months ended October 31, 2001, were $12,754,000, representing a 3% increase over revenues of $12,428,000 for the comparable period in fiscal 2000. Same-store revenue for Company-owned hearing centers was down 12% for the three months ended October 31, 2001, compared to the three months ended October 31, 2000, reflecting a slowing economy and decreased sales in the hearing industry. Product revenues were $8,302,000 for the three months ended October 31, 2001, down 13% from $9,568,000 for the same period in fiscal 2000. The decrease in product revenue resulted from a 15% decrease in the number of hearing instruments sold which was partially offset by a 3% increase in the average per unit selling price. Product revenues represented 65% and 77% of total revenues for the three-month periods ended October 31, 2001 and 2000, respectively. Audiological service revenues increased 10% to $1,228,000 for the three months ended October 31, 2001, from $1,118,000 for the comparable period in fiscal 2000. This increase resulted primarily from a shift in marketing emphasis on product price to the provision of professional audiological services. Other revenues increased 85% to $3,224,000 for the three months ended October 31, 2001, from $1,742,000 for the three months ended October 31, 2000. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members from 385 as of October 31, 2000 to 722 as of October 31, 2001. Other revenues comprised 25% of total revenues for the three months ended October 31, 2001, compared to 14% for the three months ended October 31, 2000.


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



DATED:  September 10, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Daniel J. Kohl, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Sonus Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. (1)

Date:  September 10, 2002                    /s/ Daniel J. Kohl
                                             -------------------------------
                                             Name:  Daniel J. Kohl
                                             Title:  Chief Executive Officer


------------------------

(1) Portions of the certifications required by Section 302 are omitted herein pursuant to the transition rule adopted by the Securities and Exchange Commission in Release No. 34-46427.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark Richards, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Sonus Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. (1)

Date:  September 10, 2002                 /s/ Mark Richards
                                          -------------------------------
                                          Name:  Mark Richards
                                          Title:  Chief Financial Officer


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

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to the Quarterly Report of Sonus Corp. (the "Company") on Form 10-Q/A for the period ended October 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel J. Kohl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 10, 2002                 /s/ Mark Richards
                                          -------------------------------
                                          Name:  Daniel J. Kohl
                                          Title:  Chief Executive Officer




     In connection with Amendment No. 1 to the Quarterly Report of Sonus Corp. (the "Company") on Form 10-Q/A for the period ended October 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Richards, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 10, 2002                  /s/ Mark Richards
                                           -------------------------------
                                           Name:  Mark Richards
                                           Title:  Chief Financial Officer