Form 10-Q/A
period 2002-01-31
SONUS CORP
filed 2002-09-12
CIK 1029260

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


Indicate by check X whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

                                 SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 January 31, July 31,
                                                  2002         2001
                                                 ----------   ---------
                                                (unaudited)
   ASSETS
Current assets:
     Cash and cash equivalents                    $ 1,219     $ 1,317
     Restricted cash and cash equivalents           4,354       3,870
     Restricted securities available for sale         ---       1,006
     Accounts receivable, net of allowance for
       doubtful accounts of $1,376 and $1,501,
       respectively                                 3,662       4,797
     Inventory, net                                   872       1,073
     Prepaid expenses                                 718         665
     Other receivables                              2,182       2,419
                                                ---------   ---------
             Total current assets                  13,007      15,147

Property and equipment, net                         5,668       6,357
Goodwill, net                                      17,150      17,419
Covenants not to compete, net                       1,022       1,142
Other assets                                          233         234
                                                ---------   ---------

                                                 $ 37,080    $ 40,299
                                                =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $ 6,815     $ 8,382
     Customer deposits                                365         378
     Bank loans                                       350         600
     Note payable to related party                  1,500         ---
     Accrued payroll                                1,666       1,889
     Other accrued liabilities                        967       1,462
     Deferred revenue                               1,697       1,763
     Capital lease obligations, current portion       237         261
     Long-term debt, current portion                5,769       5,820
                                                ---------   ---------
             Total current liabilities             19,366      20,555

Deferred revenue                                      881         854
Capital lease obligations, less current portion       341         201
Long-term debt, less current portion                  677         660
                                                ---------   ---------
             Total liabilities                     21,265      22,270
                                                ---------   ---------

Shareholders' equity:
     Series A convertible preferred stock,
      no par value per share, 2,666,666
      shares authorized, issued, and
      outstanding (liquidation preference
      of $21,690)                                  15,701      15,701

     Series B convertible preferred stock,
      no par value per share, 2,500,000
      shares authorized, issued, and
      outstanding (liquidation preference
      of $11,923)                                  16,299      15,661

     Common stock, no par value per share,
      unlimited number of shares authorized,
      6,127,228 issued and outstanding
     (6,156,164 at July 31, 2001)                   8,407       9,095
     Notes receivable from shareholders               ---       (168)
     Accumulated deficit                         (24,339)    (22,055)
     Accumulated other comprehensive loss           (253)       (205)
                                                ---------   ---------
             Total shareholders' equity            15,815      18,029
                                                ---------   ---------
                                                 $ 37,080    $ 40,299
                                                =========   =========

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                              Three months ended                   Six months ended
                                                       January 31,                       January 31,
                                              --------------------              --------------------
                                               2002        2001                    2002        2001
                                              --------    --------              --------    --------
                                                     (as restated)                      (as restated)
Revenues:
     Product                                  $  8,541    $  8,216              $ 16,843  $   17,784
     Service                                     1,289       1,069                 2,517       2,187
     Other                                       2,562       2,163                 5,786       3,905
                                               --------   --------              --------    --------
Net revenues                                    12,392      11,448                25,146      23,876

Costs and expenses:
     Cost of products sold                       3,356       3,451                 6,666       7,786
     Clinical expenses                           5,013       4,551                10,252       9,345
     Provision for doubtful accounts               373         219                   528         401
     General and administrative expenses         3,903       2,902                 7,914       5,976
     Depreciation and amortization                 984       1,015                 1,820       2,001
                                              --------    --------              --------    --------

Total costs and expenses                       13,629       12,138                27,180      25,509
                                              --------    --------              --------    --------

Loss from operations                           (1,237)       (690)               (2,034)     (1,633)

Other income (expense):
      Interest income                              28           14                    96          34
      Interest expense                           (174)        (72)                 (297)       (156)
      Other, net                                  (15)         554                  (49)         531
                                              --------    --------              --------    --------

Loss before cumulative effect of change in
accounting principle                           (1,398)       (194)               (2,284)     (1,224)

Cumulative effect of change in
accounting principle                               ---         ---                   ---     (2,114)
                                              --------    --------              --------    --------

Net loss                                       (1,398)       (194)               (2,284)     (3,338)

Deemed dividend to preferred shareholder         (322)     (1,851)                 (638)     (6,741)
                                              --------    --------              --------    --------

Net loss attributable to common shareholders  $(1,720)    $(2,045)              $(2,922)  $ (10,079)
                                              ========    ========              ========    ========

Net loss per share of common stock
 (basic & diluted):
Loss per share before cumulative effect
  of change in accounting principle and
  deemed dividend to preferred shareholder    $ (0.23)    $ (0.04)              $ (0.37)  $   (0.20)

Cumulative effect of change in accounting
  principle                                   $    ---    $    ---              $    ---  $   (0.35)

Deemed dividend to preferred shareholder      $ (0.05)    $ (0.30)              $  (0.10) $   (1.11)
                                              --------     -------              --------    --------

Net loss attributable to common shareholders  $ (0.28)    $ (0.34)              $  (0.47) $   (1.66)
                                              ========    ========              ========    ========

Weighted average shares outstanding              6,127       6,099                 6,129       6,087

          See accompanying notes to consolidated financial statements.

                                  SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three months ended                Six months ended
                                                                    January 31,                    January 31,
                                                            ------------------                ---------------
                                                               2002      2001                 2002       2001
                                                            ------------------                ---------------
                                                                        (as restated)                  (as restated)
Cash flows from operating activities:
     Net loss                                              $ (1,398)   $ (194)             $ (2,284)   $ (3,338)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Provision for doubtful accounts                        373       219                   528         401
          Depreciation and amortization                          984     1,015                 1,820       2,001
          Provision for slow-moving inventory                    72        ---                    72         ---
          Deferred revenue                                      (21)         4                  (39)       2,224
     Changes in operating assets and liabilities:
          Accounts receivable                                    405   (1,100)                   796     (1,792)
          Other receivables                                      231   (1,297)                   207     (1,607)
          Inventory                                              224     (231)                   129        (50)
          Prepaid expenses and other assets                     (21)      (61)                  (54)       (206)
          Accounts payable                                   (1,961)       706               (1,545)       2,621
          Customer deposits                                     (70)        99                  (13)         276
          Accrued payroll                                        171       221                 (222)          19
          Other accrued liabilities                            (492)        16                 (493)         274
                                                            --------  --------            ----------   ---------
             Net cash provided by (used in)
               operating activities                          (1,503)     (603)               (1,098)         823
                                                            --------  --------            ----------   ---------
Cash flows from investing activities:
     Sale of investment in restricted acquisition funds           74       ---                   520         ---
     Purchase of property and equipment                        (114)     (124)                 (223)       (338)
     Additional costs related to acquisitions                   (28)       ---                  (55)         ---
     Deferred acquisition costs and other, net                   ---       (7)                   ---         ---
     Net cash paid on business acquisitions                      ---      (30)                 (375)        (41)
                                                            --------  --------            ----------    --------
             Net cash used in investing activities              (68)     (161)                 (133)       (379)
                                                            --------  --------            ----------    --------
Cash flows from financing activities:
     Advances of long-term debt
           and capital lease obligations                        112        ---                   324         ---
     Repayments of long-term debt
          and capital lease obligations                        (216)      (527)                (464)      (1,138)
     Repayments of bank loans and
          short-term notes payable                             (262)       ---                 (262)         ---
     Advance of short-term note payable from
          related party                                        1,500       ---                 1,500         ---
     Advances of bank loans and short-term notes
          payable                                               100        600                   100         600
     Repurchase of common stock                                 ---        (25)                  (50)        (50)
                                                            --------  --------             ---------     -------
               Net cash provided by (used in)
                financing activities                          1,234         48                 1,148        (588)
                                                            --------  --------            ----------     -------

Net decrease in cash and cash equivalents                      (337)     (716)                  (83)       (144)

Effect on cash and cash equivalents of changes
     in foreign translation rate                                 (4)       20                   (15)          1

Cash and cash equivalents, beginning of period                1,560     1,334                 1,317         781

                                                            --------  --------            ----------    --------
Cash and cash equivalents, end of period                    $ 1,219    $  638              $  1,219      $  638
                                                            ========  ========            ==========    ========

Supplemental disclosure of cash flow information
  Interest paid during the period                           $   130   $    65              $    264      $  141
  Non-cash investing and financing activities:
     Issuance and assumption of long-term debt in
      acquisitions                                              ---   $   137              $    135      $  223
     Issuance of common stock on exercise of options through
        shareholder loan                                        ---   $    75                   ---      $   75
     Deemed dividends to preferred shareholder              $   322   $ 1,851              $    638      $6,741
     Acquisition of clinical equipment and computer
        hardware with capital lease obligations             $    48       ---              $     58         ---
     Notes receivable created from business sale                ---       ---              $     15         ---

          See accompanying notes to consolidated financial statements.
                                       -5-

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

2.   Comprehensive Loss

                                               Three months ended                     Six months ended
                                                   January 31,                           January 31,
                                                   -----------                           -----------
                                                 (in thousands)                        (in thousands)
                                             2002               2001               2002               2001
                                             ----               ----               ----               ----
Net loss                                 $   (1,398)          $   (194)         $   (2,284)        $   (3,338)

Other comprehensive income (loss),
net of tax:
Foreign currency translation
adjustments                                     (49)               (38)                (46)               (68)
Unrealized gain (loss) on securities
available for sale                                1                ---                  (2)               ---
                                         -----------          ---------        ------------       ------------

Comprehensive loss                       $   (1,446)          $   (232)         $   (2,332)        $   (3,406)
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

4.   Indebtedness


     At January 31, 2002, the Company owed $350,000 to a commercial bank, U.S. Bank National Association. The Company is obligated to make principal payments of $100,000, plus accrued interest, on the 15th day of each month until May 15, 2002, when the remaining balance of $50,000 is due and payable.

     On December 19, 2001, the Company received a $1,500,000 unsecured loan from its major shareholder, Warburg Pincus Ventures, L.P. The loan bears interest at 10% per annum and is due on June 19, 2002.

     The Company, through its subsidiary Sonus-USA, Inc., has entered into a credit agreement (the "Credit Agreement") with GN Great Nordic A/S, an affiliate of one of the Company's major hearing instrument suppliers. The Credit Agreement, which has a term of seven years, provides for borrowings up to $20,000,000 for the purpose of acquiring hearing care practices. Borrowings bear interest at 6% and may be made until May 31, 2006. No repayment of principal is required during the first two years of the Credit Agreement ending May 31, 2003, after which repayments of principal equal to 20% of the unpaid principal amount existing as of the immediately preceding May 31 are due during each year ending May 31, 2004, 2005, 2006, 2007, and 2008, when the remaining balance is due in full. As of January 31, 2002, amount outstanding under the Credit Agreement was $5,000,000. Sonus-USA, Inc. has pledged as security for borrowings under the Credit Agreement all accounts, inventory, general intangibles, chattel paper, and interests in subsidiaries formed to hold assets acquired with the proceeds of borrowings ("Acquisition Subsidiaries"). In addition, such Acquisition Subsidiaries have pledged as security all inventory, general intangibles, documents, instruments, equipment, investment property, collateral accounts, and books and records (including customer lists) acquired with the proceeds of borrowings. The line of credit requires the Company to comply with certain financial and non-financial covenants. At January 31, 2002, the Company was in violation of leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement, giving the lender the right to terminate the Credit Agreement and declare the entire outstanding balance to be immediately due and payable. Therefore, the entire $5,000,000 balance outstanding at January 31, 2002, was classified as short-term. At January 31, 2002, the Company had restricted cash and cash equivalents of $4,354,000 as a result of borrowings under the Credit Agreement. On March 6, 2002, the Company voluntarily repaid $4,000,000 of the total outstanding debt, through the use of such restricted cash and cash equivalents, in order to reduce its interest costs.

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


     In addition to the change in its method of accounting described above, during the fourth quarter of the year ended July 31, 2001, the Company made other adjustments relating to the recording of beneficial conversion and deemed dividends on convertible securities that were material to the results of the quarter ended January 31, 2001. Also, during the July 31, 2001 year-end closing process management determined that the Company's accounts receivable were misstated as a result of internal control deficiencies in accounts receivable and billing systems throughout fiscal year 2001. These deficiencies were primarily related to failure to:

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


     The adjustments described above increased the net loss attributable to common shareholders for the three and six-month periods ended January 31, 2001, as follows:


                                                                        Three months ended      Six months ended
                                                                        January 31, 2001        January 31, 2001
                                                                        ----------------        ----------------
                                                                                     (in thousands)

  Change in accounting for revenue under SAB 101                             $        4               $   2,224
  Beneficial conversion related to warrant modification                           1,554                   1,554
  Quarterly  effect of deemed  dividends to  preferred  shareholder
  upon contingency resolution                                                       297                   5,187
  Reduction of revenues due to  correction of an error
                                                                                    918                   1,946
                                                                                -------                --------
                                                                                $ 2,773                $ 10,911
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

     Goodwill and Intangible Asset Impairment. In assessing the recoverability of the Company's goodwill and other intangibles, the Company makes certain assumptions regarding estimated future cash flows and the determination of related estimated useful lives. Changes in the Company's strategy or market conditions may result in the Company recording an impairment charge for these assets. To date, no impairment charge has been recorded. The Company will adopt the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles Assets" ("SFAS No. 142") and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective August 1, 2002. The adoption of SFAS No. 142 will be accounted for as a cumulative effect of change in accounting principle. Because any charge resulting from the adoption of SFAS No. 142 is highly dependent upon the market value of the Company's capital stock at the date of adoption, the Company is unable to determine the impact, if any, that such adoption will have on its results. Adoption of SFAS No. 142 will also cause the Company to cease the amortization of goodwill, which totaled $347,000 and $704,000 for the three and six-month periods ended January 31, 2002, respectively. The Company is currently assessing the impact of SFAS No. 144.

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

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001


     Revenues. Total revenues for the three months ended January 31, 2002, were $12,392,000, representing an 8% increase over revenues of $11,448,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers was down 1% for the three months ended January 31, 2002, compared to the three months ended January 31, 2001, reflecting a slowing economy and decreased sales in the hearing aid industry. Product revenues were $8,541,000 for the three months ended January 31, 2002, up 4% from $8,216,000 for the same period in fiscal 2001. The increase in product revenue resulted from a 6% decrease in the number of hearing instruments sold which was offset by a 10% increase in the average per unit selling price. Product revenues represented 69% and 72% of total revenues for the three-month periods ended January 31, 2002 and 2001, respectively. Audiological service revenues increased 21% to $1,289,000 for the three months ended January 31, 2002, from $1,069,000 for the comparable period in fiscal 2001. This increase resulted primarily from a shift in marketing emphasis on product price to the provision of professional audiological services. Other revenues increased 18% to $2,562,000 for the three months ended January 31, 2002, from $2,163,000 for the three months ended January 31, 2001. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members from 470 as of January 31, 2001 to 807 as of January 31, 2002.


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

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001


     Revenues. Total revenues for the six months ended January 31, 2002, were $25,146,000, representing a 5% increase over revenues of $23,876,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers was down 5% for the six months ended January 31, 2002, compared to the six months ended January 31, 2001, reflecting a slowing economy and decreased sales in the hearing aid industry. Product revenues were $16,843,000 for the six months ended January 31, 2002, down 5% from $17,784,000 for the same period in fiscal 2001. The decrease in product revenue resulted from an 11% decrease in the number of hearing instruments sold which was partially offset by a 6% increase in the average per unit selling price. Product revenues represented 67% and 74% of total revenues for the six-month periods ended January 31, 2002 and 2001, respectively. Audiological service revenues increased 15% to $2,517,000 for the six months ended January 31, 2002, from $2,187,000 for the comparable period in fiscal 2001. This increase resulted primarily from a shift in marketing emphasis on product price to the provision of professional audiological services. Other revenues increased 48% to $5,786,000 for the six months ended January 31, 2002, from $3,905,000 for the six months ended January 31, 2001. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members from 470 as of January 31, 2001 to 807 as of January 31, 2002.


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

Liquidity and Cash Reserves

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

     For the three months ended January 31, 2002, net cash used in operating activities was $1,503,000 compared to $603,000 for the three months ended January 31, 2001. Net cash used in operating activities for the three months ended January 31, 2002 resulted primarily from a net loss of $1,398,000, and decreases in accounts payable, other accrued liabilities, and customer deposits of $1,961,000, $492,000, and $70,000 respectively, offset by decreases in accounts receivable, other receivables, and inventory of $405,000, $231,000, and $224,000, respectively, and an increase in accrued payroll of $171,000, as well as non-cash depreciation and amortization and provision for doubtful accounts of $984,000 and $373,000, respectively. Net cash used in operating activities for the three months ended January 31, 2001, was attributable to the net loss of $194,000, and increases in accounts receivable, other receivables, inventory, and prepaid expenses of $1,100,000, $1,297,000, $231,000 and $61,000, respectively. This was offset by an increase in accounts payable, customer deposits and accrued payroll of $706,000, $99,000, and $221,000, respectively, and non-cash depreciation and amortization and provision for doubtful accounts of $1,015,000 and $219,000, respectively.

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


     Net cash provided by financing activities was $1,234,000 in the three months ended January 31, 2002, consisting of advances of long-term debt and capital lease obligations of $112,000, an advance of a short-term note payable from a related party, Warburg Pincus Ventures, L.P. of $1,500,000, advances of bank loans and short-term notes payable of $100,000, repayments of bank loans and short-term notes payable of $262,000, and repayments of long-term debt and capital lease obligations of $216,000. Net cash provided by financing activities was $48,000 in the three months ended January 31, 2001, consisting of repayments of long-term debt and capital lease obligations of $527,000, advances of bank loans and short-term notes payable of $600,000, and the repurchase of common stock of $25,000.


Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

     For the six months ended January 31, 2002, net cash used in operating activities was $1,098,000 compared to net cash provided from operating activities of $823,000 for the six months ended January 31, 2001. Net cash used in operating activities for the six months ended January 31, 2002, resulted primarily from a net loss of $2,284,000, and decreases in accounts payable, other accrued liabilities, and accrued payroll of $1,545,000, $493,000, and $222,000 respectively, offset by decreases in accounts receivable, other receivables, and inventory of $796,000, $207,000, and $129,000, respectively, along with non-cash depreciation and amortization and provision for doubtful accounts of $1,820,000 and $528,000, respectively. Net cash provided by operating activities for the six months ended January 31, 2001, was primarily attributable to an increase in accounts payable, customer deposits, and other accrued liabilities of $2,621,000, $276,000, and $274,000, respectively, and non-cash depreciation and amortization and provision for doubtful accounts of $2,001,000 and $401,000, respectively, which was offset by a net loss of $3,338,000 and increases in accounts receivable, other receivables, inventory, and prepaid expenses of $1,792,000, $1,607,000, $50,000and $206,000, respectively.

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


     Net cash provided by financing activities was $1,148,000 in the six months ended January 31, 2002, consisting of advances of bank loans and short-term notes payable, an advance of a short-term note payable from Warburg Pincus Ventures, L.P., and advances of long-term debt and capital lease obligations of $100,000, $1,500,000 and $324,000, respectively, offset by repayments of bank loans and short-term notes payable of $262,000, repayments of long-term debt and capital lease obligations of $464,000, and the repurchase of common stock of $50,000. Net cash used in financing activities was $588,000 in the six months ended January 31, 2001, consisting of repayments of long-term debt and capital lease obligations of $1,138,000 and the repurchase of common stock of $50,000, offset by advances of bank loans and short-term notes payable of $600,000.


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

     To alleviate the above conditions, the Company has continued to work with its Company-owned clinics to improve profitability and cash flow through changes in product mix and personnel, as well as through cost controls. The Company also continues to expand the number of members of The Sonus Network and has commenced a significant effort to reduce its receivables and improve its management information management. The Company believes that these actions, together with cash on-hand and the expected working capital commitment of its major investor, will provide sufficient cash for the Company. However, continuation of the economic slowdown or other factors outside the Company's control may have a negative impact its ability to generate sales, collect receivables, obtain the expected working capital from its major investor, or otherwise execute its business plan, any of which may in turn have a material adverse effect on its operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.


     As of January 31, 2002 and July 31, 2001, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $5,573,000 and $6,193,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At January 31, 2002 and July 31, 2001, the Company had debt and capital lease obligations that totaled $8,874,000 and $7,542,000, respectively. Except for its $350,000 bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.


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

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to the Quarterly Report of Sonus Corp. (the "Company") on Form 10-Q/A for the period ended April 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel J. Kohl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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



Date:  September 10, 2002                 /s/ Daniel J. Kohl
                                          -------------------------------
                                          Name:  Daniel J. Kohl
                                          Title:  Chief Executive Officer




     In connection with Amendment No. 1 to the Quarterly Report of Sonus Corp. (the "Company") on Form 10-Q/A for the period ended January 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Richards, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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



Date:  September 10, 2002                  /s/ Mark Richards
                                           -------------------------------
                                           Name:  Mark Richards
                                           Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                        Description of Exhibit

10.1 Second Amendment to Employment Agreement effective December 20, 2001, between the Company and Brandon M. Dawson. *

10.2 Third Amendment to Employment Agreement effective February 26, 2002, between the Company and Brandon M. Dawson. *

* Previously filed.