Form 10-Q/A
period 2002-04-30
SONUS CORP
filed 2002-09-12
CIK 1029260

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                   SONUS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  April 30,     July 31,
                                                    2002         2001
                                                 ----------   ---------
                                                (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                    $ 2,050     $ 1,317
     Restricted cash and cash equivalents             661       3,870
     Restricted securities available for sale         ---       1,006
     Accounts receivable, net of allowance for
       doubtful accounts of $1,546 and $1,501,
       respectively                                 3,420       4,797
     Inventory, net                                   621       1,073
     Prepaid expenses                                 707         665
     Other receivables                              2,237       2,419
                                                ---------   ---------
             Total current assets                   9,696      15,147

Property and equipment, net                         5,006       6,357
Goodwill, net                                      15,877      17,419
Covenants not to compete, net                         947       1,142
Other assets                                          691         234
                                                ---------   ---------

                                                 $ 32,217    $ 40,299
                                                =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $ 7,059     $ 8,382
     Customer deposits                                208         378
     Bank loans                                       200         600
     Accrued payroll                                1,760       1,889
     Other accrued liabilities                        793       1,462
     Deferred revenue                               1,663       1,763
     Note payable to related party                  1,500         ---
     Capital lease obligations, current portion       286         261
     Long-term debt, current portion                1,709       5,820
                                                ---------   ---------
             Total current liabilities             15,178      20,555

Deferred revenue                                      866         854
Capital lease obligations, less current portion       414         201
Long-term debt, less current portion                  607         660
                                                ---------   ---------
             Total liabilities                     17,065      22,270
                                                ---------   ---------

Shareholders' equity:
     Series A convertible preferred stock,
      no par value per share, 2,666,666
      shares authorized, issued, and
      outstanding (liquidation preference
      of $21,915)                                  15,701      15,701
     Series B convertible preferred stock,
      no par value per share, 2,500,000
      shares authorized, issued, and
      outstanding (liquidation preference
      of $12,161)                                  16,628      15,661
     Common stock, no par value per share,
      unlimited number of shares authorized,
      6,127,228 issued and outstanding
      (6,156,164 at July 31, 2001)                  8,078       9,095
     Notes receivable from shareholders               ---        (168)
     Accumulated deficit                         (25,002)    (22,055)
     Accumulated other comprehensive loss           (253)       (205)
                                                ---------   ---------
             Total shareholders' equity            15,152      18,029
                                                ---------   ---------
                                                 $ 32,217    $ 40,299
                                                =========   =========

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                               Three months ended                 Nine months ended
                                                   April 30,                           April 30,
                                              --------------------              --------------------
                                               2002        2001                    2002        2001
                                              --------    --------              --------    --------
                                                        (as restated)                      (as restated)
Revenues:
     Product                                   $10,324     $7,879               $ 27,167   $  25,663
     Service                                     1,227      1,095                  3,744       3,282
     Other                                       3,291      3,096                  9,077       7,001
                                               -------   --------               --------    --------
Net revenues                                    14,842     12,070                 39,988      35,946

Costs and expenses:
     Cost of products sold                       4,466      3,304                 11,132      11,090
     Clinical expenses                           4,834      4,926                 15,086      14,271
     Provision for doubtful accounts               191        287                    719         688
     General and administrative expenses         4,128      3,375                 12,042       9,351
     Goodwill impairment                            48          -                     48           -
     Depreciation and amortization                 921        915                  2,741       2,916
                                              --------    -------               --------    --------

Total costs and expenses                        14,588     12,807                 41,768      38,316
                                              --------    -------               --------    --------

Loss from operations                               254      (737)                (1,780)     (2,370)

Other income (expense):
      Interest income                               14          6                    110          40
      Interest expense                           (119)       (86)                  (416)       (242)
      Loss from sales of centers                 (645)         --                  (645)          --
      Other, net                                 (167)          1                   (216)        532
                                              --------   --------               --------    --------

Loss before cumulative effect of change in
accounting principle                             (663)      (816)                (2,947)     (2,040)

Cumulative effect of change in
accounting principle                               --          --                     --     (2,114)
                                              --------    -------               --------    --------

Net loss                                         (663)      (816)                (2,947)     (4,154)

Deemed dividend to preferred shareholder         (329)      (304)                  (967)     (7,045)
                                              --------   --------               --------    --------

Net loss attributable to common shareholders  $  (992)  $ (1,120)               $(3,914)  $ (11,199)
                                              ========   ========               ========    ========

Net loss per share of common stock
 (basic & diluted):
Loss per share before cumulative effect
  of change in accounting principle and
  deemed dividend to preferred shareholder    $ (0.11)   $ (0.13)               $ (0.48)  $   (0.34)

Cumulative effect of change in accounting
  principle                                   $     --   $     --               $     --  $   (0.35)

Deemed dividend to preferred shareholder      $ (0.05)   $ (0.05)               $ (0.16)  $   (1.15)
                                               -------   --------               --------    --------

Net loss attributable to common shareholders  $ (0.16)   $ (0.18)               $ (0.64)  $   (1.84)
                                              ========   ========               ========    ========

Weighted average shares outstanding              6,127      6,136                 6,128       6,103

          See accompanying notes to consolidated financial statements.

                                   SONUS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Nine months ended
                                                                 April 30,
                                                            ------------------
                                                               2002      2001
                                                            ------------------
                                                                   (as restated)
Cash flows from operating activities:
     Net loss                                              $ (2,947)  $ 4,154
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Provision for bad debt expense                         719       688
          Goodwill impairment                                     48        --
          Depreciation and amortization                        2,741     2,916
          Provision for slow-moving inventory                     31        --
          Deferred revenue                                      (87)        74
          Loss from sales of centers                             645        --
          Cumulative effect of change in
             accounting principle                                 --     2,114
          Changes in operating assets and liabilities:
            Accounts receivable                                  816     (920)
            Other receivables                                    138   (1,478)
            Inventory                                            419     (294)
            Prepaid expenses                                    (58)     (195)
            Other assets                                          28        --
            Accounts payable                                 (1,309)     2,243
            Customer deposits                                  (158)      (98)
            Accrued payroll                                    (128)         1
            Other accrued liabilies                            (677)       321
                                                            --------  --------
             Net cash provided by operating activities           221     1,218
                                                            --------  --------
Cash flows from investing activities:
     Sale of investment in restricted acquisition funds,net    4,463        --
     Purchase of restricted time deposit                       (250)        --
     Purchase or property and equipment                         (82)     (645)
     Proceeds from sales of centers                               37        --
     Deferred acquisition costs and other, net                  (74)         7
     Net cash paid on business acquisitions                    (375)      (47)
                                                            --------  --------
             Net cash provided by (used in) investing
               investing activities                            3,719     (685)
                                                            --------  --------
Cash flows from financing activities:
     Advances of long-term debt
           and capital lease obligations                         518       228
     Repayments of long-term debt
          and capital lease obligations                      (4,804)   (2,019)
     Deferred financing costs, net                                 -       (7)
     Repayments of bank loans and
          short-term notes payable                             (462)        --
     Advance of short-term note payable from
          related party                                        1,500        --
     Advances of bank loans and short-term notes
          payable                                                100       600
     Notes receivable from shareholders                           --      (75)
     Issuance of common stock, net of costs                       --        75
     Repurchase of common stock                                 (50)      (50)
                                                            --------  --------
               Net case used in financing activities         (3,198)   (1,248)
                                                            --------  --------

Net increase (decrease) in cash and cash equivalents             742     (715)

Effect on cash and cash equivalents of changes
     in foreign rate                                             (9)      (25)

Cash and cash equivalents, beginning of period                 1,317       788

                                                           ---------  --------
Cash and cash equivalents, end of period                   $   2,050  $     48
                                                             =======   =======

Supplemental disclosure of cash flow information
  Interest paid during the period                          $     350  $    248
  Non-cash investing and financing activities:
     Issuance and assumption of long-term debt in
      acquisitions                                               135  $    253
     Issuance of common stock on exercise of options through
        shareholder loan                                         ---  $     75
     Deemed dividends to preferred shareholder             $     967        --
     Acquisition of clinical equipment and computer
        hardware with capital lease obligations            $     186        --
     Notes receivable created from sales of centers        $     469        --

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

2.   Comprehensive Loss

                                               Three months ended                     Nine months ended
                                                    April 30,                             April 30,
                                                    ---------                             ---------
                                                 (in thousands)                        (in thousands)
                                             2002               2001               2002               2001
                                             ----               ----               ----               ----
Net loss                                   $   (663)          $   (816)         $   (2,947)        $   (4,154)

Other comprehensive loss, net of tax:
Foreign currency translation
adjustments                                     ---                  30                (46)               (38)
Unrealized gain on securities
available for sale                              ---                 ---                 (2)                ---
                                      --------------        -----------       -------------     --------------

Comprehensive loss                         $   (663)          $   (786)         $   (2,995)        $   (4,192)
                                           =========          =========        ============       ============

3.   Segment Information

     The Company has a single operating segment: the sale and servicing of hearing instruments and the provision of audiology services primarily to individual consumers. No customer constituted more than 10% of total revenues. Revenues by country were as follows:



                                                   Three months ended                     Nine months ended
                                                       April 30,                              April 30,
                                                       ---------                              ---------
                                                     (in thousands)                        (in thousands)
                                                2002               2001                2002               2001
                                                ----               ----                ----               ----
         United States                      $ 13,849           $ 11,514            $ 37,295           $ 33,620
         Canada                                  993                556               2,693              2,326
                                            --------           --------            --------           --------

         Total                              $ 14,842           $ 12,070            $ 39,988           $ 35,946
                                            ========           ========            ========           ========

     At April 30, 2002 and July 31, 2001, the net assets of the Company located in Canada totaled $1,303,000 and $1,404,000, respectively.

4.   Indebtedness


     At April 30, 2002, the Company owed $200,000 to a commercial bank, U.S. Bank National Association. The Company is making monthly interest payments on the loan, which is due and payable, and negotiating with the bank regarding the terms of repayment of the principal amount.

     At April 30, 2002, the Company was indebted to its major shareholder, Warburg Pincus Ventures, L.P., in the amount of $1,500,000 pursuant to an unsecured promissory note dated December 19, 2002. The note bears interest at 10% per annum and is due on June 19, 2002. The Company is currently negotiating to have $750,000 of the debt extended beyond June 19, 2002.

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


     In addition to the change in its method of accounting described above, during the fourth quarter of the year ended July 31, 2001, the Company made other adjustments that were material to the results of the quarter ended April 30, 2001. These adjustments related to the recording of beneficial conversion and deemed dividends on convertible securities and an additional accrual for marketing expenses based on changes in management's estimates. Also, during the July 31, 2001 year-end closing process management determined that the Company's accounts receivable were misstated as a result of internal control deficiencies in accounts receivable and billing systems throughout fiscal year 2001. These deficiencies were primarily related to failure to:

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

     The adjustments described above increased and (decreased) the net loss attributable to common shareholders for the three and nine-month periods ended April 30, 2001, as follows:

                                                                       Three months ended         Nine months
                                                                         April 30, 2001              ended
                                                                                                 April 30, 2001
                                                                         --------------          --------------
                                                                                     (in thousands)

  Change in accounting for revenue under SAB 101                               $   (36)                $  2,188
  Beneficial conversion related to warrant modification                             ---                   1,554
  Quarterly  effect of deemed  dividends to  preferred  shareholder
  upon contingency resolution                                                       304                   5,491
  Additional marketing expenses accrual                                              25                      25
  Reduction of revenues due to correction of an error
                                                                                    854                   2,800
                                                                              ---------              ----------
                                                                               $  1,147                $ 12,058
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

Results of Operations

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001


     Revenues. Total revenues for the three months ended April 30, 2002, were $14,842,000, representing a 23% increase over revenues of $12,070,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers increased by 32% for the three months ended April 30, 2002, compared to the three months ended April 30, 2001. Product revenues were $10,324,000 for the three months ended April 30, 2002, up 31% from $7,879,000 for the same period in fiscal 2001. The increase in product revenue resulted from a 23% increase in the number of hearing instruments sold and a 6% increase in the average per unit selling price. Product revenues represented 70% and 65% of total revenues for the three-month periods ended April 30, 2002 and 2001, respectively. Audiological service revenues increased 12% to $1,227,000 for the three months ended April 30, 2002, from $1,095,000 for the comparable period in fiscal 2001. This increase resulted primarily from a shift in marketing emphasis on product price to the provision of professional audiological services. Other revenues increased 6% to $3,291,000 for the three months ended April 30, 2002, from $3,096,000 for the three months ended April 30, 2001. The increase in other revenues was attributable to an increase in the number of members in The Sonus Network from 568 as of April 30, 2001 to 874 as of April 30, 2002.


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


Nine Months Ended April 30, 2002 Compared to Nine Months Ended April 30, 2001

     Revenues. Total revenues for the nine months ended April 30, 2002, were $39,988,000, representing a 11% increase over revenues of $35,946,000 for the comparable period in fiscal 2001. Same-store revenue for Company-owned hearing centers increased 8% for the nine months ended April 30, 2002, compared to the nine months ended April 30, 2001. Product revenues were $27,167,000 for the nine months ended April 30, 2002, an increase of 6% from $25,663,000 for the same period in fiscal 2001. The increase in product revenue resulted from a 6% increase in the average per unit selling price. Product revenues represented 68% and 71% of total revenues for the nine-month periods ended April 30, 2002 and 2001, respectively. Audiological service revenues increased 14% to $3,744,000 for the nine months ended April 30, 2002, from $3,282,000 for the comparable period in fiscal 2001. This increase resulted primarily from a shift in marketing emphasis on product price to the provision of professional audiological services. Other revenues increased 30% to $9,077,000 for the nine months ended April 30, 2002, from $7,001,000 for the nine months ended April 30, 2001. The increase was due to increased revenues from The Sonus Network as a result of an increase in the number of Sonus Network members from 568 as of April 30, 2001 to 874 as of April 30, 2002.


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


     Historically, the Company has generated losses and negative cash flows from operations and as a result has been required to periodically obtain additional cash through debt and equity financings. Significant additional revenues, which will result in additional receivables and inventory, will be required to achieve profitability. Accordingly, the Company must carefully monitor these assets to minimize the resources invested in them. To date, certain management information system limitations have limited the effectiveness of the Company's efforts in this area. In addition, an advance from Warburg Pincus Ventures, L.P. of $1,575,000, including accrued interest, is due on June 19, 2002. The Company is currently negotiating to have $750,000 of the advance extended beyond June 19, 2002. Management expects the Company's available cash to be severely limited in the near future as a result of repaying all or a portion of the advance.


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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.


     As of April 30, 2002 and July 31, 2001, the Company had cash and cash equivalents and short-term investments (including restricted amounts) totaling $2,711,000 and $6,193,000, respectively. The Company has assessed its vulnerability to certain market risks, including interest risk associated with financial instruments included in cash, cash equivalents, and short-term investments. Declines in interest rates over time will reduce interest income from these financial instruments, but the Company believes that its exposure to interest rate changes has and will be immaterial due to the short-term nature of these financial instruments. At April 30, 2002 and July 31, 2001, the Company had debt and capital lease obligations that totaled $4,716,000 and $7,542,000, respectively. Except for its $200,000 bank loan, interest rates on the Company's debt and capital lease obligations are fixed at the beginning of the repayment; therefore, exposure to changes in interest rates is limited to new financings. The interest rate of the Company's bank loan fluctuates based on the prime rate of the lender, plus a set incremental interest percentage above the prime rate. Due to the insignificant amount of the Company's remaining obligations subject to variable interest rates and the absence of significant adverse fluctuations in the prime rate, the Company believes that the exposure to interest rate changes is immaterial. The Company's earnings and cash flow are subject to fluctuations due to changes in currency rates in Canada. Since inception however, the impact of these fluctuations has been immaterial to the Company's earnings and cash flows.


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

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. (1)

Date:  September 10, 2002                    /s/ Daniel J. Kohl
                                             ------------------------------
                                             Name:  Daniel J. Kohl
                                             Title:  Chief Executive Officer


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



Date:  September 10, 2002                  /s/ Mark Richards
                                           -------------------------------
                                           Name:  Mark Richards
                                           Title:  Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
 Number                        Description of Exhibit

10.1 Separation Agreement and Release of Claims dated March 22, 2002, between the Company and Brandon M. Dawson. *

* Previously filed.